Form 10QSB
period 2004-01-31
UNIPRO FINANCIAL SERVICES INC
filed 2004-02-20
CIK 1271940

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004
                                                        ----------------

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                 COMMISSION FILE NUMBER: 0-50491


                 UNIPRO FINANCIAL SERVICES, INC.
     ------------------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Florida                                       65-1193022
-------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                    Identification Number)

               1450 South Dixie Highway, Suite 200
                      Boca Raton, FL 33432
-------------------------------------------------------------------------
  (Address of principal executive offices, including zip code)

                         (954) 289-5175
-------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                     www.uniprofinancial.com
                --------------------------------
                (Registrant's Internet Web Site)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for less than the past 30 days.

                YES [X]                   NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                YES [ ]                   NO [X]

The  number  of issued and outstanding shares of the Registrant's
Common  Stock,  $0.001  par value, as of  January  31,  2004  was
5,492,500.    There  is  no  public  trading   market   for   the
Registrant's shares as of the date hereof.

                 UniPro Financial Services, Inc.


                                                              PAGE
                                                              ----

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Balance Sheet (Unuadited)...........................   3

         Statement of Operations (Unuadited).................   4

         Statement of Changes in Stockholders' Equity
          (Unuadited)........................................   5

         Statement of Cash Flows (Unuadited).................   6

         Notes to Unuadited Financial Statements.............   7


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............   8


Item 3   Disclosure Controls and Procedures..................   8


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................   8

Signatures...................................................   9

Certifications

Item 1.  Financial Statements.


                 UniPro Financial Services, Inc.
                 -------------------------------
                  (A Development Stage Company)
                    Balance Sheet (Unaudited)
                        January 31, 2004



                      Assets

CURRENT ASSETS
  Cash                                          $   25,480
                                                ----------
          TOTAL CURRENT ASSETS                      25,480

  Sales and Marketing License agreement              3,418
                                                ----------
          TOTAL ASSETS                          $   28,898
                                                ==========

        Liabilities and Stockholders' Equity

CURRENT LIABILITIES
  Accounts Payable                              $    1,838
                                                ----------
          TOTAL CURRENT LIABILITIES                  1,838

  6% Note Payable                                   22,500
                                                ----------
          TOTAL LIABILITIES                         24,338

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 Par Value
    65,000,000 shares Authorized.
    5,492,500 shares Issued and Outstanding          5,493
  Additional paid in capital                         6,555
  Deficit accumulated during the
    development stage                               (7,488)
                                                ----------
        TOTAL STOCKHOLDERS' EQUITY                   4,560
                                                ----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $   28,898
                                                ==========




         The Accompanying Notes Are An Integral Part Of these Unaudited Financial Statements

                 UniPro Financial Services, Inc.
                 -------------------------------
                  (A Development Stage Company)
                     Statement Of Operations

                                                                 Cumulative from
                                            Three Months          July 17, 2003
                                                Ended          (inception) through
                                          January 31, 2004       January 31, 2004
                                            (unaudited)            (unaudited)
                                          ----------------      ------------------

REVENUES                                  $              -      $                -

GENERAL AND ADMINISTRATIVE EXPENSES                  4,550                   7,150
                                          ----------------      ------------------

INTEREST EXPENSE                                       338                     338
                                          ----------------      ------------------

NET LOSS                                  $         (4,888)     $           (7,488)
                                          ================      ==================


Net loss per share                        $           0.00      $             0.00
                                          ================      ==================

Shares outstanding used in computing net
   loss per share                                5,492,500               5,492,500
                                          ================      ==================



















         The Accompanying Notes Are An Integral Part Of these Unaudited Financial Statements

                    UniPro Financial Services, Inc.
                    -------------------------------
                     (A Development Stage Company)
        Unaudited Statement of Changes In Stockholders' Equity
 For the period from June 17, 2003 (inception) through January 31, 2004


                                                                       DEFICIT
                                                                     ACCUMULATED
                                                       ADDITIONAL     DURING THE
                                   COMMON STOCK         PAID-IN      DEVELOPMENT
                                  SHARES    AMOUNT      CAPITAL         STAGE         TOTAL
                              ---------------------------------------------------------------
Common stock issued for cash   4,992,500   $ 4,993     $    4,169                  $   10,080

Common stock issued
  for license agreement
  at $0.0018                     500,000       500            418                         918

Additional paid-in capital
  contributed as rent                                         600                         600

Net loss                                                                 (2,600)       (2,600)
                              ---------------------------------------------------------------

Balance - October 31, 2003     5,492,500   $ 5,493     $    6,105    $   (2,600)   $    8,998

Additional paid-in capital
  contributed as rent                                         450                         450

Net loss                                                                 (4,888)       (4,888)
                              ---------------------------------------------------------------

Balance - January 31, 2004     5,492,500   $ 5,493     $    6,555    $   (7,488)    $   4,560
                              ===============================================================











         The Accompanying Notes Are An Integral Part Of these Unaudited Financial Statements

                 UniPro Financial Services, Inc.
                 -------------------------------
                  (A Development Stage Company)
                Unaudited Statement Of Cash Flows



                                                                    Cumulative from
                                               Three Months           July 17, 2003
                                                  Ended           (inception) through
                                            January 31, 2004        January 31, 2004
                                              (unaudited)             (unaudited)
                                            ----------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $         (4,888)     $         (7,488)
  Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
     Additional paid-in capital
     contributed as rent                                 450                 1,050
     Increase (decrease) in:
        Accounts payable                                (162)                1,838
                                            ----------------      ----------------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                            (4,600)               (4,600)
                                            ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of license agreement                     -                       (2,500)
                                            ----------------      ----------------
       NET CASH USED IN
       INVESTING ACTIVITIES                         -                       (2,500)
                                            ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock            -                       10,080
  Proceeds from notes payable                       -                       22,500
                                            ----------------      ----------------
       NET CASH PROVIDED BY
       FINANCING ACTIVITIES                         -                       32,580
                                            ----------------      ----------------

INCREASE IN CASH                                      (4,600)               25,480

CASH-BEGINNING BALANCE                                30,080            -
                                            ----------------      ----------------
CASH-ENDING BALANCE                         $         25,480      $         25,480
                                            ================      ================

NONCASH INVESTING ACTIVITY:
  Common stock issued for license
    agreement                               $       -             $            918
                                            ================      ================










         The Accompanying Notes Are An Integral Part Of these Unaudited Financial Statements

                 UniPro Financial Services, Inc.
                  (A Development Stage Company)
             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        JANUARY 31, 2004



Note 1-Unaudited Consolidated Financial Statements

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-SB12G for the fiscal year ended October 31, 2003.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended October 31, 2003, which are included in Form 10-SB12G.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The results of operations for the three months ended January 31, 2004 are not necessarily indicative of operating results to be expected for a full year.

Note 2-Contributed Rent

The Company currently has use of related office facilities pursuant to an oral agreement with MCM Systems Corporation, a shareholder, at no cost to the Company. The estimated value for the use of office facilities approximates $150 per month. The value of this service has been recorded as contributed rent on the statement of stockholders equity for at total of $450 for the three months ended January 31, 2004.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS TRENDS AND
        UNCERTAINTIES.

UniPro Financial Services, Inc. is a developmental stage entity. While we have completed the process to become a reporting company under the Securities Act of 1934, we have yet to implement our business plan. We anticipate that over the course of the next three months UniPro management will begin to market our corporate development consulting services to entrepreneurs and the general business community. Additionally we are readying our plans for the marketing and sale of the eBroker system - initially to firms engaged in securities brokerage.

The perceived demand for the eBroker system may be dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities will be the receipt of revenues from the lease or sale of the eBroker system, as well as our business consulting services, our future business operations may be adversely affected by our competitors as well as the general economic conditions, including prolonged recessionary periods.

Capital and Source of Liquidity. UniPro currently has no material commitments for capital expenditures. From our inception (June 17, 2003) through the fiscal year ending October 31, 2003 and the three months ending January 31, 2004, we did not pursue any investing activities beyond the initial capital from the founders. On October 28, 2003 we received a loan from a related party of $22,500, which together with the capital investment of $10,080 from the founders resulted in net cash provided by financing activities of $32,580 during fiscal year ended October 31, 2003. UniPro received no funds during the three months ended January 31, 2004.

On a long-term basis, liquidity is dependent on commencement of operations as discussed above, receipt of revenues, additional infusions of capital and debt financing. Management believes that additional capital and debt financing in the short term will allow UniPro to effectuate its marketing and sales efforts and become a fully operational corporation thereafter resulting in increased revenue and greater liquidity in the long term. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all.

Plan of Operation. UniPro is in the development stage and has not conducted any significant operations to date or received any material operating revenues. UniPro has experienced problems, delays, expenses and difficulties sometimes encountered by an enterprise in UniPro's stage of development, many of which are beyond UniPro's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates, competition, product development and acceptance; and lack of distribution channels. UniPro intends to market its products and services utilizing cash made available from the private sale of its securities and operations. UniPro's management is currently looking for an acquisition candidate and is of the opinion that the proceeds of the sales of its securities and future revenues will not be sufficient to pay its expenses for the next twelve months. Advances from its president will be required to continue the minimal operations of UniPro.


Item 3. Controls and Procedures Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our chief executive officer/chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion. Changes in Internal Controls There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.




PART II. OTHER INFORMATION

Item  1.  Legal Proceedings. During the Period ended January  31,
          -----------------
2004, there were no material pending legal proceedings initiated by or against the Company or any of its officers or directors.


Item 2. Changes in Securities.
        ---------------------

        None


Item 3. Defaults Upon Senior Securities.

        -------------------------------

        None.


Item 4. Submission of Matters to a Vote of Securities Holders.
        -----------------------------------------------------
        None.


Item 5. Other Information.
        -----------------

        None.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

Exhibit 31.1:   Certification of CEO and CFO Pursuant to 18
                U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:   Certification of CEO and CFO Pursuant to 18
                U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.


     Reports on Form 8-K.  The Company was not required to, nor
     --------------------
did it, file any reports on Form 8-K during the period covered by this Form 10QSB.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              UNIPRO FINANCIAL SERVICES, INC.
Date: February 18, 2004

                              By:  /s/ Harvey Judkowitz, CEO/CFO
                                  -------------------------------
                                  Harvey Judkowitz, CEO/CFO
                                  Principal Financial and
                                    Accounting Officer