Form 10QSB
period 2004-04-30
UNIPRO FINANCIAL SERVICES INC
filed 2004-05-24
CIK 1271940

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
    PERIOD ENDED APRIL 30, 2004
                 --------------

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________ TO __________


                 COMMISSION FILE NUMBER:  0-50491
                                         ---------


                 UNIPRO FINANCIAL SERVICES, INC.
     ------------------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Florida                               65-1193022
-----------------------------------------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)             Identification Number)


               1450 South Dixie Highway, Suite 200
                      Boca Raton, FL 33432
-----------------------------------------------------------------
  (Address of principal executive offices, including zip code)

                         (954) 289-5175
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                     www.uniprofinancial.com
                --------------------------------
                (Registrant's Internet Web Site)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

       YES [X]                                   NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       YES [ ]                                   NO [X]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of April 30, 2004 was
5,559,167. There has been no public trading market for the Registrant's shares from the Registrant's inception (June 2003) through the date of this filing.

                 UniPro Financial Services, Inc.


                                                              PAGE
                                                              ----

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Balance Sheet (Unuadited)...........................  3

         Statement of Operations (Unuadited).................  4

         Statement of Changes in Stockholders' Equity
           (Unuadited).......................................  5

         Statement of Cash Flows (Unuadited).................  6

         Notes to Unuadited Financial Statements.............  7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................  8


Item 3.  Disclosure Controls and Procedures..................  9


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................  10

Signatures...................................................  10

Certifications

Item 1.  Financial Statements.


                     UniPro Financial Services, Inc.
                      (A Development Stage Company)
                        Balance Sheet (Unaudited)
                             April 30, 2004



                           Assets

CURRENT ASSETS
   Cash                                              $     31,588
                                                     ------------
      TOTAL CURRENT ASSETS                                 31,588

Sales and marketing license agreement                       3,418
                                                     ------------
     TOTAL ASSETS                                          35,006
                                                     ============

           Liabilities and Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable and accrued expenses              $        942
                                                     ------------
     TOTAL CURRENT LIABILITIES                                942

Note payable                                               22,500
                                                     ------------
     TOTAL LIABILITIES                                     23,442

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 65,000,000
    shares authorized, 5,559,167 shares issued,
    and outstanding                                         5,559
  Additional paid in capital                               26,939
  Deficit accumulated during the development stage        (20,934)
     TOTAL STOCKHOLDERS' EQUITY                            11,564
                                                     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     35,006
                                                     ============












The accompanying notes are an integral part of these financial statements.

                   UniPro Financial Services, Inc.
                    (A Development Stage Company)
                       Statement of Operations

                                                                      Cumulative from
                                      Three Months      Six Months         July 17, 2003
                                          Ended            Ended        (inception) through
                                     April 30, 2004    April 30, 2004      April 30, 2004
                                      (unaudited)       (unaudited)          (unaudited)
                                     --------------    --------------   -------------------

REVENUES                             $         -       $         -          $       -

GENERAL AND ADMINISTRATIVE EXPENSES          13,108            17,659             20,258
                                     --------------    --------------       ------------

INTEREST EXPENSE                                338               675                676
                                     --------------    --------------       ------------

NET LOSS                             $      (13,446)   $      (18,334)      $    (20,934)
                                     ==============    ==============       ============


Net loss per share                             0.00              0.00               0.00
                                     ==============    ==============       ============

Shares outstanding used in computing
  net loss per share                      5,559,167         5,559,167          5,559,167
                                     ==============    ==============       ============





















The accompanying notes are an integral part of these financial statements.

                   UniPro Financial Services, Inc.
                    (A Development Stage Company)
           Statement of Changes in Stockholders' Equity
  For the Period from June 17, 2003 (inception) through Aril 30, 2004


                                                         ADDITIONAL     DURING THE
                                      COMMON STOCK        PAID-IN       DEVELOPMENT
                                  SHARES       AMOUNT     CAPITAL         STAGE          TOTAL
                                 ---------    --------   ----------     -----------    ---------

Common stock issued
  for cash                       4,992,500    $  4,993   $    5,087     $      -       $  10,080

Common stock issued for
  license agreement at $0.0018
  per share                        500,000         500          418            -             918

Additional paid in capital
  contributed as rent                 -           -             600            -             600

Net loss                              -           -            -             (2,600)      (2,600)
                                 ---------    --------   ----------     -----------    ---------

Balances- October 31, 2003       5,492,500       5,493        6,105          (2,600)       8,998

Additional paid in capital
  contributed as rent                   -         -             450            -             450

Net loss                                -         -            -             (4,888)      (4,888)
                                 ---------    --------   ----------     -----------    ---------

Balances-January 31, 2004
(unaudited)                      5,492,500       5,493        6,555         (7,488)        4,560

Common Stock issued for
 consulting services @ $0.10
 per share                          40,000          40        3,960           -            4,000

Common Stock issued for cash
   @$0.60 per share                 16,667          16        9,984           -           10,000

Common Stock issued for
 consulting services @ $0.60
 per share                          10,000          10        5,990           -            6,000

Additional paid-in capital
 contributed as rent                  -           -             450           -              450

Net loss                              -           -            -            (13,446)     (13,446)

                                 ---------    --------   ----------     -----------    ---------
Balances-April 30, 2004
(unaudited)                      5,559,167    $  5,559   $   26,939     $   (20,934)   $  11,564
                                 =========    ========   ==========     ===========    =========








The accompanying notes are an integral part of these financial statements.

                  UniPro Financial Services, Inc.
                   (A Development Stage Company)
                      Statement of Cash Flows


                                                                                     Cumulative from
                                                Three Months       Six Months         July 17, 2003
                                                    Ended            Ended        (inception) through
                                               April 30, 2004    April 30, 2004      April 30, 2004
                                                (unaudited)       (unaudited)          (unaudited)
                                               --------------    --------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $      (13,446)   $      (18,334)      $    (20,934)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
     Stock issued for consulting services              10,000            10,000             10,000
     Additional paid-in capital
       contributed as rent                                450               450              1,050
     Increase(decrease) in:
        Accounts payable                                 (896)           (1,058)               942
                                               --------------    --------------       ------------

            NET CASH USED IN OPERATING
            ACTIVITIES                                 (3,892)           (8,942)            (8,942)
                                               --------------    --------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of license agreement                          -                 -                (2,500)
                                               --------------    --------------       ------------
           NET CASH USED IN INVESTING
           ACTIVITIES                                    -                 -                (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock               10,000            10,000             20,080
  Proceeds from notes payable                            -                 -                22,500
                                               --------------    --------------       ------------
            NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                 10,000            10,000             42,580
                                               --------------    --------------       ------------

INCREASE IN CASH                                        6,108             1,058             31,138

CASH-BEGINNING BALANCE                                 25,480            30,080               -
                                               --------------    --------------       ------------

CASH-ENDING BALANCE                            $       31,588    $       31,138       $     31,138
                                               ==============    ==============       ============

NONCASH INVESTING ACTIVITY:
  Common stock issued for license agreement    $         -       $         -          $        918
                                               ==============    ==============       ============















The accompanying notes are an integral part of these financial statements.

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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The results of operations for the three months ended April 30, 2004 are not necessarily indicative of operating results to be expected for a full year.

Note 2-Contributed Rent

The Company currently has use of related office facilities pursuant to an oral agreement with MCM Systems Corporation, a shareholder, at no cost to the Company. The estimated value for the use of office facilities approximates $150 per month. The value of this service has been recorded as contributed rent on the statement of stockholders equity for at total of $450 for the three months ended April 30, 2004.

Note 3- Stockholders' Equity

On February 20, 2004 the board approved the grant of an aggregate of 40,000 shares of Common Stock to three individuals as
compensation   for   services  pursuant  to  written   consulting
agreements. Additionally, as part of the consulting agreements the same individuals were granted options to purchase up to an additional aggregate of 60,000 shares upon the payment of the $1.00 per share exercise price. If and when any such options are exercised, UniPro will receive the proceeds of all options so exercised. The board authorized the filing by UniPro of an S-8 Registration Statement registering the 1,000,000 shares of Common Stock under the 2003 Equity Incentive Plan, and the issuance of the aforementioned shares and options pursuant to said Plan. An S-8 Registration Statement was filed with the Securities and Exchange Commission on March 8, 2004.

In March 2004, the Company sold 16,667 shares to an individual for $0.60 per share. This individual, along with another person were each given 5,000 shares for agreeing to join our Advisory Board, and to provide consulting services, when, as and if requested by the Company. The additional shares were valued at $0.60 for a total of $6,000 of compensation expense.




ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.
        -------------------------------------------------

Trends and Uncertainties.

UniPro Financial Services, Inc. is a developmental stage entity. While we have completed the process to become a reporting company under the Securities Act of 1934, we are still in the initial stages of implementation of our business plan. We anticipate that over the course of the next three months UniPro management will actively market our corporate development consulting services to entrepreneurs and the general business community.

In April 2004 management caused the incorporation in the State of Florida of a wholly-owned subsidiary, Upholdings, Inc., which remains inactive as of the date of this filing.

The perceived demand for the eBroker system may be dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities will be the receipt of revenues from the lease or sale of the eBroker system, as well as our business consulting services, our future business operations may be adversely affected by our competitors as well as the general economic conditions, including prolonged recessionary periods. We are actively reviewing our plans for the marketing and sale of the eBroker system - and considering whether it is in the best interests of the shareholders for the Company to continue to develop such marketing plan, including seeking additional working capital funds for its implementation; or in the alternative to pursue other business development that may be more within the expertise of current management. Pending a final decision management continues its development efforts.

Capital and Source of Liquidity. UniPro currently has no material commitments for capital expenditures. From the end of our October 31, 2003 fiscal year and during the six months ending April 30, 2004, we sold a total of 16,667 shares of our Common Stock, in one "non-public" transaction to one investor, at the agreed price of $0.60 per share. UniPro received a total of $10,000 in cash during the three months ended April 30, 2004 from financing activities. Prior to making that investment, the individual had agreed to serve on the Company's Board of Advisors, and as consideration for such participation the board granted him 5,000 shares of common stock.

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

Plan of Operation. UniPro is in the development stage and has not conducted any significant operations to date nor have we received any operating revenues. UniPro has experienced problems, delays, expenses and difficulties sometimes encountered by an enterprise in UniPro's stage of development, many of which are beyond UniPro's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates, competition, product development and acceptance; and lack of distribution channels. UniPro intends to market products and services utilizing cash made available from the private sale of its securities and operations. Additionally, UniPro's management is continually seeking acquisition candidates. We are of the opinion that the proceeds of the sales of its securities and future revenues may not be sufficient to pay all of our operating expenses for the next twelve months. As a keystone to our working capital funding, the Board of Directors has authorized the preparation and filing of an SB-2 Registration, and management expects that it will have an appropriate registration statement filed within 45 days from the end of the reporting period. From time-to-time loans or advances from management or control shareholders may be required to continue the minimal operations of UniPro.
You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

     * satisfy our future capital requirements for the implementation of our business plan;
     *    commercialize our existing e-Broker system product;
     * implement and successfully execute our business and marketing strategy to commercialize products and develop and maintain a diverse consulting "corporate development" client base;
     *    develop new products;
     *    respond to industry and competitive developments; and
     *    attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we were unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the foregoing factors.

ITEM 3. Controls and Procedures Evaluation of Disclosure Controls
        and Procedures.
        ---------------------------------------------------------

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

Code of Ethics. On April 30, 2004 UniPro's board of directors adopted a Code of Ethics applicable to all executive and operating officers of the company, pursuant to the provisions of the Sarbanes-Oxley Act of 2002. A copy of our Code of Ethics is filed hereto as Exhibit 10.4.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.   None
        ------------------

Item 2. Changes in Securities.   None
        ----------------------

Item 3. Defaults Upon Senior Securities.    None.
        --------------------------------

Item 4. Submission of Matters to a Vote of Securities Holders.
        ------------------------------------------------------

        None.

Item 5. Other Information.    None.
        ------------------

Item 6. Exhibits and Reports on Form 8-K
        Exhibit 10.4:  Officers' Code of Ethics
        Exhibit 10.5:  Consulting and Option Agreements - Willis B.
                       Hale, dated February 23, 2004
        Exhibit 10.6:  Consulting and Option Agreements - Robert M.
                       Kline, dated February 24, 2004
        Exhibit 10.7: Consulting and Option Agreements - David Larry, dated February 25, 2004
        Exhibit 31.1: Certification of CEO and CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.
        Exhibit 32.1: Certification of CEO and CFO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K. The Company was not required to, nor did it, file any reports on Form 8-K during the period covered by this Form 10QSB.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              UNIPRO FINANCIAL SERVICES, INC.
Date: May 21, 2004

                              By:  /s/ Harvey Judkowitz
                                  -------------------------------
                                  Harvey Judkowitz, CEO/CFO
                                  Principal Financial and
                                    Accounting Officer