Form 10QSB
period 2004-07-31
UNIPRO FINANCIAL SERVICES INC
filed 2004-08-24
CIK 1271940

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                            FORM 10-QSB
                            -----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004; Or
    -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


                COMMISSION FILE NUMBER:  0-50491
                                         -------

                 UNIPRO FINANCIAL SERVICES, INC.
     ------------------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Florida                                  65-1193022
-------------------------------                ----------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                 Identification Number)

                 1450 South Dixie Highway, Suite 200
                       Boca Raton, FL 33432
    ------------------------------------------------------------
    (Address of principal executive offices, including zip code)

                         (561) 289-5175
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

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

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of July 31, 2004 was 5,559,167. There has been no public trading market for the Registrant's shares from the Registrant's inception (June 2003) through the date of this filing.

                   UniPro Financial Services, Inc.



PART I -  FINANCIAL INFORMATION


Item 1.   Financial Statements:

          Balance Sheet (Unuadited)...........................            3

          Statements of Operations (Unuadited)................            4

          Statement of Changes in Stockholders' Equity
          (Unuadited) ........................................            6

          Statements of Cash Flows (Unuadited)................            7

          Notes to Unuadited Financial Statements.............            9



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......            10



Item 3.   Disclosure Controls and Procedures..................            11



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................            12

          Signatures..........................................            12


       Certifications

Item 1.  Financial Statements.


                  UniPro Financial Services, Inc.
                   (A Development Stage Company)
                          Balance Sheet
                           (Unaudited)
                          July 31, 2004

                           Assets

CURRENT ASSETS
Cash                                                      $     57,660
                                                          ------------
      TOTAL CURRENT ASSETS                                $     57,660

Non marketable securities                                       60,000
Sales and marketing license agreement                            3,418
                                                          ------------
                                                                63,418
                                                          ------------
      TOTAL ASSETS                                        $    121,078
                                                          ============

         Liabilities and Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable and accrued expenses                   $      8,779
                                                          ------------
     TOTAL CURRENT LIABILITIES                            $      8,779

Note payable                                                    22,500
                                                          ------------
     TOTAL LIABILITIES                                    $     31,279


STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 65,000,000
    shares authorized, 5,559,167 shares issued,
    and outstanding                                              5,559
  Additional paid in capital                                    61,939
  Retained earnings accumulated
    during the development stage                                22,301
                                                          ------------
     TOTAL STOCKHOLDERS' EQUITY                                 89,799
                                                          ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    121,078
                                                          ============




The accompanying notes are an integral part of these financial statements.

                   UniPro Financial Services, Inc.
                   (A Development Stage Company)
                     Statements of Operations

                                                                            Cumulative from
                                      Three Months        Nine Months        June 17, 2003
                                         Ended              Ended          (inception) through
                                     July 31, 2004       July 31, 2004       July 31, 2004
                                      (unaudited)         (unaudited)        (unaudited)
                                     ---------------------------------------------------------
REVENUES                             $      61,000       $     61,000        $     61,000

GENERAL AND
ADMINISTRATIVE EXPENSES                      9,928             27,587              30,186
                                     ----------------------------------------------------

INTEREST EXPENSE                               337              1,013               1,013
                                     ----------------------------------------------------
INCOME BEFORE INCOME TAXES                  50,735             32,400              29,801
INCOME TAXES                                 7,500              7,500               7,500
                                     ----------------------------------------------------

NET INCOME                           $      43,235       $     24,900        $     22,301
                                     ====================================================

Net income per share                          0.01               0.00                0.00
                                     ====================================================

Shares outstanding used in computing
  net income per share                   5,530,846          5,530,846           5,530,846
                                     ====================================================












The accompanying notes are an integral part of these financial statements.

                  UniPro Financial Services, Inc.
                   (A Development Stage Company)
                     Statements of Operations


                                                                            Cumulative from
                                      Three Months        Nine Months        June 17, 2003
                                         Ended              Ended          (inception) through
                                     July 31, 2004       July 31, 2004       July 31, 2004
                                      (unaudited)         (unaudited)        (unaudited)
                                     ---------------------------------------------------------
REVENUES                             $         -         $         -         $        -
GENERAL AND
ADMINISTRATIVE EXPENSES                        -                   -                  -
                                     ----------------------------------------------------

INTEREST EXPENSE                               -                   -                  -
                                     ----------------------------------------------------
INCOME BEFORE INCOME TAXES                     -                   -                  -

INCOME TAXES                                   -                   -                  -
                                     ----------------------------------------------------

NET INCOME                           $         -         $         -         $        -
                                     ====================================================

Net income per share                 $      0.00         $      0.00         $       0.00

                                     ====================================================

Shares outstanding used in computing
  net income per share                 3,720,000           3,720,000            3,720,000
                                     ====================================================














The accompanying notes are an integral part of these financial statements.

                    UniPro Financial Services, Inc.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
    For the Period from June 17, 2003 (inception) through July 31, 2004

                                                                           ACCUMULATED
                                                            ADDITIONAL     DURING THE
                                       COMMON STOCK          PAID-IN       DEVELOPMENT
                                    SHARES       AMOUNT      CAPITAL         STAGE            TOTAL
                                   --------------------------------------------------------------------
Common stock issued
  for cash                         4,992,500    $  4,993    $    5,087     $         -      $    10,080
Common stock issued for
  license agreement at
  $0.0018 per share                  500,000         500           418               -              918
Additional paid in capital
  contributed as rent                      -           -           600               -              600
Net loss                                   -           -             -          (2,600)          (2,600)
                                   --------------------------------------------------------------------
Balances
  October 31, 2003                 5,492,500       5,493         6,105          (2,600)           8,998
Additional paid in capital
  contributed as rent                      -           -           450               -              450
Net loss                                   -           -             -          (4,888)          (4,888)
                                   --------------------------------------------------------------------
Balances-January 31, 2004
  (unaudited)                      5,492,500        5,493        6,555          (7,488)           4,560
Common Stock issued for
 consulting services
  @ $0.10 per share                   40,000           40        3,960               -            4,000
Common Stock issued for cash
   @$0.60 per share                   16,667           16        9,984               -           10,000
Common Stock issued for
 consulting services
 @ $0.60 per share                    10,000           10        5,990               -            6,000
Additional paid-in capital
 contributed as rent                       -            -          450               -              450
Net loss                                   -            -            -         (13,446)         (13,446)
                                   --------------------------------------------------------------------
Balances-April 30, 2004
(unaudited)                        5,559,167        5,559       26,939         (20,934)          11,564

Sale of Unit Warrants                                           35,000                           35,000
Net income                                                                 $    43,235           43,235
                                   --------------------------------------------------------------------
Balance-(unaudited)
  July 31, 2004                    5,559,167      $ 5,559     $  61,939    $    22,301      $    89,799
                                   ====================================================================


The accompanying notes are an integral part of these financial statements.

                UniPro Financial Services, Inc.
                 (A Development Stage Company)
                   Statement of Cash Flows

                                                                                 Cumulative from
                                              Three Months        Nine Months        June 17, 2003
                                                 Ended              Ended          (inception) through
                                             July 31, 2004       July 31, 2004       July 31, 2004
                                              (unaudited)         (unaudited)        (unaudited)
                                             ---------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $      43,235       $    24,900          $    22,301
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Stock issued for consulting services                -            10,000               10,000
     Additional paid-in capital
       contributed as rent                               -               900                1,050
     Increase in:
        Accounts payable and accrued
         expenses                                    7,837             6,780                8,778
                                             ----------------------------------------------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                             51,072            42,580               42,129
                                             ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of license agreement                          -                 -               (2,500)
  Non marketable securities received               (60,000)          (60,000)             (60,000)
                                             ----------------------------------------------------
 NET CASH USED IN INVESTING
           ACTIVITIES                              (60,000)          (60,000)             (62,500)
                                             ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                 -            10,000               20,531
  Proceeds from notes payable                            -                 -               22,500
  Proceeds from sale of Units                       35,000            35,000               35,000
                                             ----------------------------------------------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                              35,000            45,000               78,031
                                             ----------------------------------------------------
INCREASE IN CASH                                    26,072            27,580               57,660
CASH-BEGINNING BALANCE                              31,588            30,080                    -
                                             ----------------------------------------------------
CASH-ENDING BALANCE                          $      57,660       $    57,660          $    57,660
                                             ====================================================

NONCASH INVESTING ACTIVITY:
 Common stock received in lieu of cash       $      60,000       $    60,000          $    60,000
 Common stock issued for license agreement               -                 -                  918
                                             ====================================================




The accompanying notes are an integral part of these financial statements.

                  UniPro Financial Services, Inc.
                   (A Development Stage Company)
                      Statement of Cash Flows


                                                                                 Cumulative from
                                              Three Months        Nine Months        June 17, 2003
                                                 Ended              Ended          (inception) through
                                             July 31, 2004       July 31, 2004       July 31, 2004
                                              (unaudited)         (unaudited)        (unaudited)
                                             ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $          -        $          -       $          -
    Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Stock issued for consulting services               -                   -                  -
     Additional paid-in capital
       contributed as rent                              -                   -                  -
     Increase in:
        Accounts payable and accrued
         expenses                                       -                   -                  -
                                             ---------------------------------------------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                 -                   -                  -
                                             ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of license agreement                    (2,500)             (2,500)            (2,500)
  Non marketable securities received                    -                   -                  -
                                             ---------------------------------------------------
 NET CASH USED IN INVESTING
           ACTIVITIES                              (2,500)             (2,500)            (2,500)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock            7,560               7,560              7,560
  Proceeds from notes payable                           -                   -                  -
  Proceeds from sale of Units                           -                   -                  -
                                             ---------------------------------------------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                              7,560               7,560              7,560
                                             ---------------------------------------------------
INCREASE IN CASH                                    5,060               5,060              5,060
CASH-BEGINNING BALANCE                                  0                   0                  0
                                             ---------------------------------------------------
CASH-ENDING BALANCE                          $      5,060        $      5,060       $      5,060
                                             ===================================================
NONCASH INVESTING ACTIVITY:
 Common stock received in lieu of cash       $          -        $          -       $          -
 Common stock issued for license agreement            918                 918                918
                                             ===================================================



The accompanying notes are an integral part of these financial statements.

                   UniPro Financial Services, Inc.
                    (A Development Stage Company)
              NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           JULY 31, 2004


Note 1-Unaudited Consolidated Financial Statements
       -------------------------------------------
The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-SB12G for the fiscal year ended October 31, 2003.

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

Note 2- Rent.
        ----
From its inception through April 30, 2004 the Company had use of office space and related office facilities pursuant to an oral agreement with MCM Systems Corporation, a shareholder, at no cost to the Company. The estimated value for the use of such space and facilities approximated $150 per month. The value of this service has been recorded as contributed rent on the statement of stockholders equity for at total of $450 for the three months ended April 30, 2004. Effective June 1, 2004 the Company agreed to a month-to-month lease with MCM Systems Corporation at the rate of $250 per month for the use of the same office facilities.

Note 3- Stockholders' Equity.
        --------------------
On February 20, 2004 the board approved the grant of an aggregate of 40,000 shares of Common Stock to three individuals as compensation for services pursuant to written consulting agreements. Additionally, as part of the consulting agreements the same individuals were granted options to purchase up to an additional aggregate of 60,000 shares upon the payment of the $1.00 per share exercise price. If and when any such options are exercised, UniPro will receive the proceeds of all options so exercised. The board authorized the filing by UniPro of an S-8 Registration Statement registering the 1,000,000 shares of Common Stock under the 2003 Equity Incentive Plan, and the issuance of the aforementioned shares and options pursuant to said Plan. An S-8 Registration Statement was filed with the Securities and Exchange Commission on March 8, 2004.

In March 2004, the Company sold 16,667 shares to an individual for $0.60 per share. This individual, along with another person were each given 5,000 shares for agreeing to join our Advisory Board, and to provide consulting services, when, as and if requested by the Company. The additional shares were valued at $0.60 for a total of $6,000 of compensation expense.

Note 4.  Revenues.
         --------
In July 2004 the Company entered into a Strategic Business Development Consulting Agreement with a third party ("Client") whereby UniPro received 10,000 shares of "restricted" common stock of the client (a non-public entity) valued by management at $6.00 per share; which value represents a 25% discount off of the price at which the client has recently contracted to issue approximately 265,000 of its restricted common shares in exchange for shares of two separate operating entities being acquired by client. In addition, UniPro received a $1,000 payment and will receive a similar sum each month for the duration of the consulting agreement, starting the month of September 2004.

Note 5. Income taxes
The Company has accrued $7,500 for state and federal corporate income taxes. The Company has a $2,000 operating loss carryforward from its fiscal year ending October 31, 2003.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        -----------------------------------------------------------

Trends and Uncertainties.
------------------------
UniPro Financial Services, Inc. is a developmental stage entity. While we have completed the process to become a reporting company under the Securities Act of 1934, we are still in the initial stages of implementation of our business plan. We have begun marketing our corporate development consulting services to entrepreneurs and the general business community. In April 2004 management caused the incorporation in the State of Florida of a wholly-owned subsidiary, Upholdings, Inc., which remains inactive as of the date of this filing.

The perceived demand for the eBroker system may be dependent on, among other things, general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities will be the receipt of revenues from the lease or sale of the eBroker system, as well as our business consulting services, our competitors as well as the general economic conditions, including prolonged recessionary periods, may adversely affect our future business operations. We are actively reviewing our plans for the marketing and sale of the eBroker system - and considering whether it is in the best interests of the shareholders for the Company to continue to develop such marketing plan, including seeking additional working capital funds for its implementation; or in the alternative to pursue other business development that may be more within the expertise of current management. Pending a final decision management continues its development efforts.

Capital and Source of Liquidity. UniPro currently has no material commitments for capital expenditures. From the end of our October 31, 2003 fiscal year and during the six months ending April 30, 2004, we sold a total of 16,667 shares of our Common Stock, in one "non-public" transaction to one investor, at the agreed price of $0.60 per share. UniPro received a total of $10,000 in cash during the three months ended April 30, 2004 from financing activities. Prior to making that investment, the individual had agreed to serve on the Company's Board of Advisors, and as consideration for such participation the board granted him 5,000 shares of common stock. No shares have been sold or otherwise issued during the three months ending July 31, 2004. We received $35,000 as the proceeds from the sale of 2,500 Units of Class "A" and Class "B" Warrants, pursuant to a registration statement filed on June 1, 2004 with the Securities and Exchange Commission.

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

Plan of Operation.
-----------------
UniPro is in the development stage and is only just beginning to market its services, and to date we have obtained only one consulting agreement with minimal operating revenues. UniPro has experienced problems, delays, expenses and difficulties sometimes encountered by an enterprise in UniPro's stage of development, many of which are beyond UniPro's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates, competition, product development and acceptance; and lack of distribution channels. UniPro intends to market products and services utilizing cash made available from the private sale of its securities and operations. Additionally, UniPro's management is continually seeking acquisition candidates. We are of the opinion that the proceeds of the sales of its securities and future revenues may not be sufficient to pay all of our operating expenses for the next twelve months. As a keystone to our working capital funding, the Company filed an SB-2 Registration on June 1, 2004 and it was declared effective by the Securities and Exchange Commission as of July 1, 2004. The Board of Directors declared the registered offering "all sold" and the offering terminated as of July 31, 2004. The total funds raised were a nominal $35,000 from the sale of 2,500 Units of Warrants. No new shares were issued. The SB-2 Registration additionally registered 150,000 of UniPro's common shares that were owned by MCM Systems Corporation, of which 100,000 such shares were spun-off to the record and beneficial shareholders of MCM Systems Corporation's parent company.

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

ITEM 3. Controls and Procedures Evaluation of Disclosure Controls
        and Procedures.
        ---------------------------------------------------------
Our management, under the supervision and with the participation of our chief executive officer/chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion. Changes in Internal Controls - There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                    PART II. OTHER INFORMATION

Item 1. Legal Proceedings.   None
        -----------------

Item 2. Changes in Securities.   None
        ---------------------

Item 3. Defaults Upon Senior Securities.    None.
        -------------------------------

Item 4. Submission of Matters to a Vote of Securities Holders.
        -----------------------------------------------------
On July 28, 2004 the Company filed a Definitive Form 14C Information Statement (incorporated herein by reference) and mailed a copy to all shareholders of record as of July 1, 2004. In lieu of holding the August 18, 2004 Annual Meeting of Shareholders, and upon the written consent of the holders of a majority of the shares entitled to vote at a meeting of the shareholders, pursuant to the authority provided under the Florida Statutes, both Harvey Judkowitz and Paul M. Galant were nominated and elected to continue their service on the board of directors, until their successors are elected and qualified. Further, the shareholders approved the Director's resolution appointing the certified public accounting firm of Berkovits, Lago & Company, LLP as the Company's auditors for fiscal year ending October 31, 2004.

Item 5. Other Information.    None.
        -----------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibit 10.8: Consulting and Option Agreement - Peer Review Mediation And Arbitration, Inc., dated
                       July 28, 2004

        Exhibit 31.1: Certification of CEO and CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1: Certification of CEO and CFO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K.  The Company was not required to, nor did
     -------------------
it, file any reports on Form 8-K during the period covered by this Form 10QSB.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2004

                                  UNIPRO FINANCIAL SERVICES, INC.
                                  -------------------------------


                                  By:  /s/ Harvey Judkowitz
                                     --------------------------------
                                     Harvey Judkowitz, CEO/CFO
                                     Principal Financial and
                                     Accounting Officer