Form 10KSB
period 2004-10-31
UNIPRO FINANCIAL SERVICES INC
filed 2004-12-28
CIK 1271940

SEC File # 000-50491
                                                                  ---------
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-KSB

[X] ANNUAL REPORT Under Section 13 or 15(d) of The Securities
    Exchange Act of 1934 for the fiscal year ending October 31, 2004.
                                                    ----------------

[ ] TRANSITIONAL REPORT Under Section 13 or 15(d) of The Securities
    Exchange Act of 1934

                       UniPro Financial Services, Inc.
         ----------------------------------------------------
             (Name of Small Business Issuer in its charter)

Florida                                                    65-1193022
------------------------                        ---------------------------
(State of Incorporation)                                (IRS Employer
                                                    Identification Number)

                   1450 South Dixie Highway, Suite 200
                           Boca Raton, FL 33432
         -----------------------------------------------------
         (Address and Zip Code of principal executive offices)

                             (561) 289-5175
                      ---------------------------
                      (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 Par Value
                     -----------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			Yes   [X]	 No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Revenues for year ended October 31, 2004: $ 9,667

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 31, 2004, was: None.

There was no public trading market as of the reporting period. Our shares were approved for listing on the OTCBB under the symbol: UPRO. The initial market on November 26, 2004 was .05 Bid, .25 Ask. Our Transfer Agent is:
Transfer OnLine, Inc., Portland, Oregon. The number of common shares as of December 15, 2004 is: 5,559,167.

There are documents previously filed by Registrant with the Securities and Exchange Commission that are incorporated by reference herein, including our Form 10KSB12, our Form 10Q's for fiscal year ending October 31, 2004, and our SB-2 registration statement.



                   UniPro Financial Services, Inc.


                           TABLE OF CONTENTS

PART I
Item 1.    Description of Business                                        3
Item 2.    Description of Property.                                       5
Item 3.    Legal Proceedings.                                             5
Item 4.    Submission of Matters to a Vote of Security Holders.           5


PART II
Item 5.    Market for Registrant's Common Equity and Related
             Shareholder Matters.                                         6
Item 6.    Management's Discussion and Analysis or Plan of Operation.     6
Item 7.    Financial Statements. (see Part III).
Item 8.    Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.                         11
Item 8A.   Controls and Procedures.                                       11
Item 8B.   Other Information.                                             11


PART III
Item 9.    Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act.  11
Item 10.   Executive Compensation.                                        12
Item 11.   Security Ownership of Certain Beneficial Owners and            12
             Management and Related Shareholder Matters.                  12
Item 12.   Certain Relationships and Related Transactions.                12
Item 13.   Exhbits and Reports on Form 8-K.                               13
Item 14.   Principal Accountant Fees and Services.                        13

Item 7.    Financial Statements.                                          13

Exhibits
Certifications.

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Formation of UniPro Financial Services, Inc.
-------------------------------------------
UniPro Financial Services, Inc., ("UniPro", "We", "Our" or the "Company") was organized under the laws of the State of Florida on June 17, 2003; and is considered a developmental stage enterprise with no operating history for the period from inception through October 31, 2004.

Business of Issuer.
------------------
Principal Products and Services. UniPro is in the initial stage of developing a diversified financial services business, using a business strategy of creating new enterprises or acquiring operating entities; incorporating both private and public market financing techniques. Our initial business operations include the development and operation of a marketing plan for the commercial exploitation of a proprietary CRM (Customer Relations Management) System, the eBroker system. This CRM system provides an integrated electronic system for the management of contacts and clients/customers. In consideration of the issuance of 500,000 unregistered shares of our common stock, the Company executed an Exclusive Sales And Marketing Agreement to acquire a Ten-Year exclusive on the marketing and sales of the eBroker system from MCM Systems Corporation, an unaffiliated Florida corporation. At the same time a concurrent consulting and service agreement between the Company and MCM was signed to provide continued development, service and upgrade for the enhancement of the system. Net revenues from the sale or leasing of eBroker systems will be split on a 50-50 basis between MCM and UniPro, with each company covering its own costs and expenses. All references to the issued and outstanding shares of UniPro reflect the issuance of shares to complete the aforementioned acquisition. We hereby incorporate by reference the eBroker System License Agreement and the Exclusive Sales and Marketing Agreement, which were both previously filed as exhibits to our Registration Statement on Form 10, filed on December 4, 2003.

We currently have no employees, and are dependent solely upon the efforts, abilities, business generation capabilities and project execution of our two executive officers, Harvey Judkowitz and Paul M. Galant, to conduct UniPro's business and generate revenues; if we lose the services of either or both of them it would severely affect our ability to provide consulting services and to develop our proposed marketing organization required to effectuate sales and leasing of the eBroker system. Mr. Judkowitz is currently devoting approximately twenty to twenty-five hours per week to the affairs of UniPro, including solicitation of potential consulting business. His other business time is spent in the operation of his accounting practice and provides him with many leads for potential consulting clients for UniPro. Mr. Galant is presently devoting his full business time to the affairs of UniPro, including the creation of appropriate marketing and business plans for both our business development consulting services, and the eBroker system; as well as the preparation of appropriate funding plans and efforts and attending meeting and conferences with prospective clients.

Markets:
eBroker system.  This system's target market includes a variety of
--------------
potential users, including business entities and firms engaged in providing services to the general public. Among the expected purchasers or licensed users are firms offering general securities services, real estate, insurance and mortgage brokers to the public. This system provides an automated method to memorialize a client relationship from the initial sales contact through the continual customer/client relationship, enabling the firm to keep track of its contact with and services provided to its clients.

Financial Services. We are offering to the general business community and
------------------
the general public a variety of corporate development, management and self-funding financial strategies - such as asset financing or private placement debt/equity financing conducted by the client's officers without the services of an underwriter, in a consulting environment, assisting entrepreneurs and new business enterprises while working with the client's own professional advisors as appropriate, helping create viable business organizations. We provide assistance as well in creating operating and marketing plans. We actively seek clients who will retain UniPro on contract to provide ongoing consulting services for an extended duration.

Acquisitions. In pursuit of enhancing the consulting services we can offer
------------
to clients, from time to time UniPro may engage in providing other services
- either by directly starting-up new ventures, or by the acquisition of going concerns - especially firms having experienced management willing to remain in place. Possible areas of interest may include: licensed investment banking, stock transfer services, correspondent mortgage lending services, real estate brokerage, insurance agency sales, equipment leasing, and similar business and personal finance related services.

Distribution Methods of the products or services.  We will employ a wide
------------------------------------------------
variety of generally accepted marketing methods for advertising and promoting UniPro's consulting services, as well as the eBroker system, including direct mail and Internet email, telephone and targeted media advertising.

Status of publicly announced new product or services. UniPro has not made
----------------------------------------------------
any public disclosures or announcements of any proposed products or services. Presently there are no such products or services other than as disclosed in this registration statement.

Competitive business conditions. There are many individuals, firms, and
-------------------------------
other business entities, that are engaged in offering some or all of the consulting services, which UniPro offers to potential clients. Based upon available financing for advertising, marketing and promotion of services, the number of persons in management and other employees, combined with the experience of conducting a widely diversified consulting business, UniPro is presently an insignificant entity in the consulting industry and we expect that we shall remain so for the near future.

Dependence on one or a few major customers. Presently at this state of its
------------------------------------------
development UniPro has one consulting client. Therefore we have no reasonable criteria to predict whether or not we will become dependent on one or but a few major customers for future revenues.

Intellectual Property: Patents, Trademarks, Licenses, etc. We have no
---------------------------------------------------------
patents or trademarks at the present time. Our October 2003 Exclusive Sales and Marketing Agreement for the ebroker system may be categorized as a license to sell and market the system. We acquired such rights in exchange for the issuance of 500,000 shares of our unregistered Common Stock. The duration of the Agreement is ten years, with two automatic 5-year renewal terms. In the event that we obtain intellectual property in the future, UniPro intends to protect such property through appropriate state and federal registrations and enforcement as applicable.

Government Regulation and Approval. UniPro is not required to obtain any
----------------------------------
particular government approvals for the proposed marketing and sales of the ebroker system product or our initial business development consulting services. We anticipate that future expansion of the categories of consulting services to be offered may include services that require governmental registration and licensing. UniPro shall comply with such regulatory requirements prior to offering such services.

Research and Development. UniPro has not spent any funds on product or
------------------------
service research or development. MCM Systems Corporation ("MCM") has spent several years in development of the ebroker system and an affiliate of MCM is actively using the system under conditions similar to that an unaffiliated purchaser or user would encounter in the conduct of its business. While the system is presently operational, there are some technical problems that have kept MCM from completing the retail version, and from creating the appropriate product marketing and operational manual documentation. In consultation with MCM, we anticipate that the ebroker system will be ready to be demonstrated under actual sales conditions to potential third party purchaser/users sometime in the second quarter of our fiscal year 2005. Management anticipates that such marketing materials and programs will be available by the time that it retains sales and marketing personnel. UniPro is not obligated under its exclusive sales and marketing license to incur any financial obligations with regard to the continual development of the ebroker system.

Environmental Compliance.  We have no product or contemplated service that
------------------------
has any direct or known indirect impact on the environment, and therefore do not anticipate any significant costs to comply with governmental Environment laws and regulations.

Reports to Security Holders.
---------------------------
All reports which we are required to file under the Securities Act of 1933 and the Securities Exchange Act of 1934 will be filed and will be available on our own website (www.uniprofinancial.com) as well as the SEC's website (www.sec.gov) and will be available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information regarding operation of the Public Reference Room by calling 1 800-SEC-0330.


ITEM 2. DESCRIPTION OF PROPERTY.

UniPro has no property at this time and has no agreements to acquire any property. We currently have the use of furnished office space, with conference room facilities available, as needed, pursuant to an oral month-to-month agreement with an affiliate of MCM. The monthly rental is $250 and if we make use of certain office related services we are required to pay additional fees. In fiscal year ending October 32, 2004 we incurred $1,000 of such additional fees and expenses. The landlord or UniPro can terminate the lease without penalty of any kind.

On an as needed basis we expect to acquire by purchase or lease, various office equipment including a personal network computer system previously discussed.


ITEM 3.   LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against UniPro.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reference is hereby made to our Form DEF 14C Information Statement, filed with the Commission on July 29, 2004 and which is incorporated herein by reference.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

Trading Market. There had never been and there was no trading market for UniPro's common stock during the reporting period covered by this Form 10KSB. Subsequently, on November 24, 2004 the NASD granted trading privileges for our common shares on the OTC Bulletin Board under the symbol UPRO, with the initial trading market quoted on November 26, 2004 as Bid ..05, Ask .25. Minimal trading has occurred as of the date of this filing.

Future public sales of shares of our common stock will only be permissible pursuant to appropriate exemptions from registration, or providing that such shares offered for sale are covered by an effective registration statement; or in compliance with Rule 144 under the Act. Sales in the secondary market by the holders thereof may then be made pursuant to
Section 4(1) of the Securities Act (sales other than by an issuer, underwriter or broker) without qualification under state securities acts.

Holders. Presently there are approximately 310 shareholders of record of
-------
the common stock. One Hundred Fifty thousand (150,000) of our issued and outstanding shares were registered pursuant to our SB-2 Registration Statement, filed on June 1, 2004 and declared effective as of July 1, 2004 by the Securities and Exchange Commission and incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.
------------------------------------------------------------------
The information with respect to securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to that part of our DEF 14C Information Statement previously filed with the Commission on July 29, 2004, and to the full plan which was previously filed as Exhibit 4.1 to our Form 10KSB12g on December 4, 2003.

Cash Dividends. UniPro has not paid any cash dividends to date, and has no
--------------
plans to do so in the immediate future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources. UniPro has limited funding at the present
-------------------------------
time, and we anticipate the need for significant private and or public financing, in the form of debt and or equity capital, to enable us to develop and fund an appropriate marketing plan for the eBroker system, and to generally advertise, market and promote our business development consulting services.

Results of Operations. During fiscal year 2004, our first full year of
---------------------
operations, UniPro's only operating revenues come from our strategic business consulting agreement with Peer Review Mediation and Arbitration, Inc. Management continues to meet with potential clients but we can provide no assurances that additional consulting agreements will be forthcoming.

Plan of Operation. Our current plan of operation calls for:
-----------------
1) the establishing of a sales and marketing plan for the promotion and sale of the eBroker system pursuant to the Exclusive Agreement with its developer, MCM Systems Inc. We are offering the system to users on a lease arrangement, with costs to be determined on the basis of a flat monthly fee plus a fee per employee user. The lease arrangement will provide for continual upgrade as well as system maintenance as required. As an alternative, we will enter into an outright one-time sale of the system, with annual upgrade and maintenance available on a contractual basis. To pursue our plan we will require a minimal sales and marketing staff of approximately three individuals to begin our marketing efforts of the eBroker system: one sales manager, one individual to make preliminary telephonic contact with potential customers to set sales appointments, and initially one software sales experienced person to demonstrate the system and close the sale or lease transactions. Because of technical delays we have moved our target to March 1, 2005 as the time period by which we expect to have our eBroker marketing and sales team operational. But we cannot provide assurance that we will be able to meet that target. A simultaneous effort is being made by management to seek a strategic alliance with an experienced software system-marketing partner, although no assurances are intended that we will be successful in obtaining such a strategic partnership.

2) the establishment of a varied business development consulting service for the general business community offering a wide variety of new product, marketing, distribution and financing alternatives. We have begun to offer our consulting services to entrepreneurs and small business owners on a personal basis and from recommendations of third parties, but as yet we have not put into place a coordinated advertising and marketing effort. Management is developing such plans and we anticipate that prior to February 2005 we will begin marketing our consulting services through our Internet web site, local media and targeted "opt in" email and fax advertisements. Currently we do not have any nor do we require any full or part-time employees, other than management, to conduct our consulting services. We have several highly experienced individual consultants who have agreed to provide their services as needed. Pursuant to our 2003 Equity Incentive Plan, and our S-8 Registration Statement, filed and effective as of March 8, 2004 (incorporated herein by reference) as consideration for their services, we gave three independent "consultants" an aggregate of 40,000 common shares and 60,000 Options to purchase common shares. We expect in the future to hire, on a sub-contracting, basis, professional and experts as needed, on a case-by-case basis. We do anticipate, additional professional consultants may join our management team.

3) the active search and investigation of one or more business entities for the purpose of acquisition by us - to provide operating revenues and enhance our shareholder value; while providing the perceived advantages to the management of an acquired company, that may arise by virtue of being part of a reporting public company. Although we expect to concentrate our search on companies that provide financial services, we will not restrict ourselves to any specific business, industry, or geographical location.

Facilities and computer equipment. Assuming that we are able to expand our
---------------------------------
consulting services, as well as develop the marketing staff for the eBroker system, we will require approximately 600 square feet of executive office space and five personal 'networked' computers to conduct our eBroker sales and marketing and our business development consulting business. MCM, a technology development company currently has excess executive office space and offered to provide furnished office space for our use at rates comparable to other similar commercial space. Additionally when necessary, MCM will provide us with the necessary "networked" computers, at the lesser price of $7,500 or the prevailing market prices for comparable equipment. We currently have an oral agreement for the use of such office space, at the monthly rent of $250.00. Additional space is available as needed. This oral lease agreement is on a month-to-month basis, with no penalties on termination. MCM and UniPro agreed that this arrangement will enhance the ability of both companies in the marketing of the eBroker system.

Funding. We will need approximately $300,000 of investor financing to
-------
effectuate our eBroker system and consulting services marketing efforts during the next twelve months. With $150,000 of that sum intended to provide for non-officer employee salaries and related employee expenses for the first 12 months of operations. $50,000 will be allocated for the advertising, marketing and promotion of our Corporate Business Development Consulting Services. The remaining $100,000 will be used as general working capital, including the purchase or lease of the required five station computer system, various office supplies and miscellaneous equipment, and for a targeted advertising, promotion and marketing campaign. As of the date of this filing, management is actively seeking funding from individual private investors. In July 2004 we completed our first registered offering consisting of 2,500 Redeemable Units of Common Stock Purchase Warrants, and raised a nominal $35,000 from the sale of such Units. In effect we registered 700,000 new common shares that underlie the Warrants; the first 100,000 are exercisable at $5.00, and 600,000 are exercisable at $6.25. If all warrants are exercised approximately $4,250,000 of proceeds will be added to the working capital of UniPro. We anticipate that we might be able to raise working capital funding through the exercise of some or all of the warrants; or by virtue of a private placement or additional registered public offering of our common stock during fiscal 2005. No assurances are intended that any private or public funding will be available to us, or if available that it would be available on terms favorable to UniPro. Our failure to raise the required working capital funds will prevent us from effectuating the proposed eBroker system marketing efforts, and may cause UniPro to cease operations.

Revenues. While we have begun receiving minimal cash revenues from our
--------
business development consulting services, there is no assurance that such revenues will be sufficient to provide working capital for the conduct of our operations. We are unable to predict with certainty when, if ever, UniPro will have a revenue flow from the sale or leasing of the eBroker system.

eBroker system. The following description of the eBroker system represents
--------------
the opinion of management. The eBroker system is a computerized web-based system providing a management solution to manage sales associations and lead contacts by means of an integrated set of tools - including a powerful database, calendar manager and communications controls including automated managing of emails, faxes, newsletters, press releases, and stock quotes. Electronic Libraries make it relatively easy to send documentation from within the program. All communication is electronically sent and attached to the client profile creating a "virtual paper trail" of correspondence that cannot be misplaced, forgotten or lost.

The software can be used on individual desktops, laptops, networks or through an Internet website. It can accept remote logins and synchronize data. With 3 levels of management a sales staff can be kept up to date with the effectiveness of their relationships. Management can consistently track actions for contacts, follow the trail of who spoke with which client and when, along with the resulting conversations. Its historic follow-through allows for easy task tracking and our quick-glance screen gives a complete correspondence overview. The eBroker system provides a method of providing constantly updated information about contacts to the people who have to manage those relationships.

To be an effective contact manager system it has to provide all levels of sales and management with instant access to appointments and follow-ups, and eBroker's quick-glance windows have the ability to create notes referenced to individual clients, allowing for rapid overview. Some of the features built in-to the system includes:

     Client Assignment. Create groups and assign contacts from the
     -----------------
management screen. Search for clients using a variety of fields and sorting options.

     Daily Call Scheduler.  Prioritize those clients with our built in
     --------------------
hierarchy system. "Hot" clients always come up first in the sales daily call list.

     Actions Library. Create personal, trackable correspondence that
     ---------------
attaches itself to the historic actions of each particular client. Using the mail-merge email feature sales staff can select a client, select a document from the library or create a new one and then send everything from company newsletters, investor updates, and confidential documentation automatically via email, fax or regular mail.

     Automated Downloading. Users can have their client's view and
     ---------------------
download secure information right from the web or your own server. Passwords and log in information are inserted at the time you send so confidentiality is assured.

     Action Reports. In client relationships, it is vital to know what it
     --------------
is that the clients are responding. Our action report allows user to quickly view what the client's are receiving, viewing, reading or saving to their computers from your online or internal resources. Detailed information is just a click away.

     Historic Actions. Follow every client to keep a detailed log and
     ----------------
history on phone calls, meetings and scheduled appointments as well as faxes, emails, letters and other action items initiated by sales staff. The eBroker system's automated historic actions system keeps track of who sent what and when.

     Reports. The key to any successful relationship is communication.
     -------
Reviewing detailed phone call reports is a tool, which facilitates that key element. Even with 100's or 1000's of contacts, using our phone reports enables user to pick up from last contact made whether it was the previous day or year. eBroker's integrated tools are designed so that users can access, organize, and share contact information immediately, automatically and electronically.

Creation of eBroker system. The eBroker Customer Relation Management system
--------------------------
was designed and developed by MCM's principal officer with assistance from experienced programmers employed by MCM from time-to-time. The system was conceived in May 2002 and at the time of this filing it is fully operational, although we believe that certain additional critical features are required prior to marketing the system. MCM anticipates that the technical additions and the system's documentation (operating manuals) will be completed and ready for the market place during the month of March 2005. The initial development focus was to create a CRM system for application to the securities brokerage industry, which is an industry that depends on customer contact and relationships that need to be handled and managed professionally and profitably. eBroker system is compatible with usage needs by other organizations, including real estate and mortgage brokerages. MCM is currently in the process of designing the eBroker system into communication systems produced by an unaffiliated company that is actively engaged in the design, manufacture and marketing of next-generation, time-tested Internet protocol (IP) telephone systems and contact centers that use both the Internet and the public telephone network]. Our agreement with MCM provides that any revenues MCM receives from this venture will be split between MCM and UniPro on a 50-50 basis.

Exclusive License - eBroker System. In October 2003 we entered into an
----------------------------------
Exclusive Sales and Marketing Agreement and a concurrent Consulting and Service Agreement, both with MCM Systems Corporation, whereby UniPro acquired a Ten-Year exclusive on the marketing and sales of the eBroker System. The developer, MCM, will provide ongoing development, service and upgrade for the enhancement of the system. Net revenues from the sale or leasing of eBroker systems will be split on a 50-50 basis between MCM and UniPro, with each company responsible for their own costs and expenses. The Exclusive License automatically renews for two successive Five-Year periods. The parties specifically provided that UniPro and MCM are independent contracting parties and that neither agreement creates an agency or other relationship between the parties.

Consulting Services.
Corporate Development Consulting.
--------------------------------
Business planning services assist clients in developing the detailed tactical and financial plans for the operation of the enterprise over a one, two or five year period. After an initial review of the client organization and a short audit of internal departmental operations or plans, our firm can first add value by providing insight into current operations or plans and then complete the detailed business plan at the corporate level. Business success requires a blend of many resources and skills. These include achieving a proper balance between management and leadership. While many companies invest significant resources to improve management techniques, scant attention is paid to improving the operational leadership skills essential to achieving client's goals.

Our focus. UniPro intends to focus on the needs of business entities
---------
generally having revenues not exceeding $15 million dollars - providing merger, acquisition, divestiture, corporate finance and strategic partnering services combined with corporate and strategic development consulting services. We are limiting our target market to this range of business operations based on our perception that companies with greater sales will have more in-depth management and will tend to seek consulting services from larger and more prominent consulting firms. We expect to develop our own unique business approach to integrate a wide variety of advisory services with strategic and corporate development consulting services to meet the needs of our clients in formulating appropriate business solutions.

As we expand our own consulting services we expect that UniPro will be able to provide advisory assistance to organizations to enhance productivity, help create favorable employee relations climate - Analyze internal organizational structures; Conduct employee and management opinion surveys; Develop and evaluate compensation plans; Facilitate management and supervisory development sessions; Assist with Labor strategies; Create sound management policies and practices; corporate operations reviews; evaluation and or creation of sales and marketing distribution channels; act as start-up managers for specific corporate development projects; conduct detailed strategic and business plans for client companies; conduct competitive analyses and when appropriate act as interim financial managers.

Business Consulting Experience.  We start out with Management that has a
------------------------------
diverse background of business experience, and fully anticipate adding additional highly experienced management consultants in the future. Harvey Judkowitz, CEO/President, has been a licensed certified public accountant for more than thirty years and has in excess of twenty years of experience in providing corporate development advice to small businesses and entrepreneurs. Paul M. Galant, UniPro's Secretary- Treasurer, actively practiced law in the State of New York for thirty-five years, offering legal and business development consulting advice to a variety of individuals, companies and entrepreneurs. He was also a registered Securities Principal with the SEC and the NASD from 1975 to 1997, and a founder of several licensed brokerage firms, actively conducting corporate securities offerings - private and public, during that time. We intend to provide time-efficient and cost- effective services, based on proven, disciplined process supported by ample internal resources. We expect to address the critical needs and business realities of operating executives, corporate owners, strategic investors, and institutional investors. Management having been in some of those roles has an experience base to deal with a Client's requirements. We believe that our services will enhance, not replace, the services provided to out client's by their other advisors - legal, accounting, investment and commercial banking and other professional advisors.

Control of Business Operations.  The four principal shareholders of UniPro
------------------------------
own approximately 87% of the issued and outstanding shares and have effective control of all facets of UniPro's operations and business plans. By their control of the election of directors, they are in a position to collectively direct the nature of our business, including fund raising, acquisitions of assets and issuance of additional shares of common and or preferred stock. In the event that a public market for the shares of UniPro does not develop or if developed is not maintained, other shareholders may find that there is no market for their shares at the time they would otherwise be eligible to publicly sell their shares pursuant to the securities laws then in effect. Management expects to take whatever steps in the future may be required to have a public market develop, there is no intent to assure that a viable market will ever develop or if developed, would be maintained for any duration.

Competition. Our efforts to create and operate a viable sales and marketing
-----------
plan for the ebroker system may well depend upon our ability to raise sufficient working capital. For the foreseeable future, UniPro will remain an insignificant participant among the firms and individuals engaged in providing varied consulting services for new corporate and business development, as well as those public and private companies seeking to enhance their own shareholder's equity through the acquisition of one or more operating business entities. There are many established financial services firms and venture capital organizations, which have significantly greater resources - financial and personnel - as well as greater technical expertise than UniPro has or can expect to have in the near future. In view of our limited financial resources we will continue to be at a significant competitive disadvantage.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

UniPro has not changed accountants since its formation in June 2003. There are no disagreements with the findings of its accountants.


ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of October 31, 2004, the end of the fiscal year covered by this report, Harvey Judkowitz, the Company's Chief Executive and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, he concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company's internal controls over financial reporting during the company's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


ITEM 8B. OTHER INFORMATION.

There are no disclosures herein of actions during the fourth quarter of the reporting period that were required to be made on Form 8K.


                           PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors And Executive Officers. The information with respect to directors and officers required by this Item is incorporated herein by reference to our DEF 14C Information Statement previously filed with the Commission on July 29, 2004.

Officers' and Directors' Code of Ethics - incorporated herein by reference to Exhibit 10.4 of our Form 10QSB, filed with the Commission on May 24,2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunderrequire the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

Based on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation.  Other than reimbursement of expenses incurred in behalf of
------------
UniPro, no compensation was paid to UniPro's officers in its last fiscal year. Although there are no specific plans to pay compensation to the officers during the next 12 months, the board may at any time determine to pay appropriate compensation depending upon the availability of working capital.

     Option/SAR Grants in Last Fiscal Year (Individual Grants). UniPro
     ---------------------------------------------------------
granted no stock option or stock appreciation rights in its last fiscal year to officers or directors. By written consent pursuant to Florida Statutes, the shareholders of UniPro approved the adoption of the "2003 Equity Incentive Plan", established to comply with IRS requirements for a Qualified Incentive Stock Option Plan. The board of directors may authorize the issuance of shares and or options to acquire shares, as incentives for services contributed or to be contributed for the benefit of UniPro. This plan covers Directors, Officers, Employees, Consultant and Advisors. Presently there are no other - retirement, pension, profit sharing, medical, insurance or other similar employee benefit plans.

     Aggregated Option/SAE Exercises in Last Fiscal Year And Fiscal Year-
     --------------------------------------------------------------------
End Option/SAR Values. UniPro has not issued any options to officers or
---------------------
directors nor were any options exercised

     Long Term Incentive Plans-Awards in Last Fiscal Year. UniPro has no
     ----------------------------------------------------
long-term incentive plans other than the Incentive Stock Option Plan described above.

     Compensation of Directors. None. Directors may be reimbursed for
     -------------------------
actual expenses incurred for each annual meeting of the Board, which they attend.

     Employment Contracts. UniPro has no employment contracts with either
     --------------------
of its officers.

     Report on Repricing of Options/SARS. UniPro has not repriced any
     -----------------------------------
options or stock appropriation rights in its last fiscal year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information with respect to certain beneficial owners and management required by this Item is incorporated by reference to that section of our DEF 14C Information Statement filed on July 29, 2004, that refers to "DIRECTORS AND EXECUTIVE OFFICERS".


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 6, 2004 UniPro invested $14,400 in exchange for 2.4 million shares (being all of the issued and outstanding shares) of its wholly owned inactive subsidiary, UP Holdings, Inc. As of the date of this Form 10 filing, HP Holdings, Inc. remains inactive, has adopted a business plan, but has not conducted any business operations, other than naming UniPro's management as its directors and officers.

Additional information with respect to Certain Relationships and Related Transactions required by this Item is incorporated by reference to that section of our DEF 14C Information Statement filed on July 29, 2004, that refers to "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

            Exhibits Required By Item 601 of Regulation SB

Exhibit Number                Description of Exhibit

10.8(a)          Corrected Consulting Agreement between UniPro and
                 Peer Review Mediation and Arbitration, Inc., dated
                 July 28, 2004.
31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Secretary/Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


REPORTS ON FORM 8K. Registrant did not file any Form 8k's during the reporting period. There are no disclosures herein of actions during the fourth quarter of the reporting period that were required to be made on Form 8K.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees. The auditing firm of Berkovits, Lago & Company, LLP billed the Registrant the sum of $2,000 for the fiscal year ending October 31, 2003. For the fiscal year ending October 31, 2004 the Company was charged $3,500 for the annual audit included in the Registrant's Form 10KSB12g filed with the Securities and Exchange Commission on December 22, 2004; and $4,500 for review of Registrant's Form 10QSB filings with the SEC: February 20, 2004, May 24, 2004 and August 24, 2004; and for review and consent to our S-8 filing on March 8, 2004, and our SB-2 filing on June 1, 2004.

Audit-Related Services.   None.

Tax Fees.  None.

All Other Fees.  None.

Audit Committee Disclosures.  We do not have an audit committee.

Principal Accountants Services.  Not applicable.


ITEM 7. FINANCIAL STATEMENTS.

The following financial statements required by Item 310(a) of Regulation S-B are furnished below.


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCONTING FIRM                               F - 1

FINANCIAL STATEMENTS
  Balance Sheet                                     F - 2

  Statement of Operations                           F - 3

  Statement of Changes in Stockholders' Equity      F - 4

  Statement of Cash Flows                           F - 5

  Notes to Financial Statements                     F - 6

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      -------------------------------------------------------



To the Board of Directors and Stockholders of Unipro Financial Services, Inc.
Boca Raton, Florida


We have audited the accompanying balance sheet of Unipro Financial Services, Inc. (a development stage company) as of October 31, 2004 and 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended October 31, 2004 and the period from June 17, 2003 (inception) to October 31, 2003. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Unipro Financial Services, Inc. (a development stage company) as of October 31, 2004 and 2003 and the results of its operations and cash flows for the year ended October 31, 2004 and the period from June 17, 2003 (inception) to October 31, 2003, in conformity with United States generally accepted accounting principles.





Fort Lauderdale, Florida
December 1, 2004

                    UniPro Financial Services, Inc.
                     (A Development Stage Company)
                            Balance Sheet



                                                                 October 31
                                                         ------------------------
                                                            2004           2003
                                                         ---------      ---------

                       Assets
                       ------
CURRENT ASSETS
   Cash                                                  $  51,802      $  30,080
                                                         ---------      ---------
              TOTAL CURRENT ASSETS                          51,802         30,080
OTHER ASSETS
   Investments in non marketable
     securities                                             60,000              -
   Sales and Marketing License agreement                     3,418          3,418
                                                         ---------      ---------
                                                            63,418          3,418
                                                         ---------      ---------

              TOTAL ASSETS                               $ 115,220      $  33,498
                                                         =========      =========


        Liabilities and Stockholders' Equity
        ------------------------------------

CURRENT LIABILITIES
   Accounts Payable                                      $    -         $   2,000
   Accrued expenses                                          4,350
   Note payable                                             22,500         22,500
                                                         ---------      ---------
              TOTAL CURRENT LIABILITIES                     26,850         24,500
                                                         ---------      ---------
   Deferred income                                          53,333              -
                                                         ---------      ---------
              TOTAL LIABILITIES                             80,183         24,500


STOCKHOLDERS' EQUITY
   Common Stock, $0.001 Par Value 65,000,000
     shares authorized. 5,559,167 and 5,492,500
     issued and outstanding respectively                     5,559          5,493
   Additional paid in capital                               61,939          6,105
   Accumulated deficit                                     (32,461)        (2,600)
                                                         ---------      ---------
              TOTAL STOCKHOLDERS' EQUITY                    35,037          8,998
                                                         ---------      ---------

              TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                     $ 115,220      $  33,498
                                                         =========      =========


The accompanying notes are an integral part of these financial statements.

                       UniPro Financial Services, Inc.
                        (A Development Stage Company)
                           Statement Of Operations

                                                        For the period
                                                        from June 17,     From June 17,
                                         For the            2003               2003
                                        year ended      (inception) to    (inception) to
                                        October 31,       October 31,       October 31,
                                           2004               2003            2004
                                      ---------------   ---------------  ---------------
Revenues                                $     9,667       $      -         $     9,667

General and administrative expenses          39,528             2,600           42,128
                                        -----------       -----------      -----------
Net loss                                  ($ 29,861)          ($2,600)        ($32,461)
                                        ===========       ===========      ===========
Net loss per share                      ($     0.01)      ($      .00)     ($     0.01)
                                        ===========       ===========      ===========
Shares Outstanding used in computing
  net loss per share                      5,537,760         5,492,500        5,515,130
                                        ===========       ===========      ===========


The accompanying notes are an integral part of these financial statements.

                        UniPro Financial Services, Inc.
                         (A Development Stage Company)
                Statement of Changes in Stockholders' Equity
            From June 17, 2003 (Inception) through October 31, 2004


                                                         ADDITIONAL   ACCUMULATED
                                SHARES       AMOUNT        CAPITAL      ( LOSS )       TOTAL
                               ---------    --------     ----------   -----------    ---------
Common stock issued
  for cash                     4,992,500    $  4,993     $    5,087   $     -        $  10,080
Common stock issued for
  license agreement at
  $0.0018 per share              500,000         500            418         -              918
Additional paid in
  capital contributed
   as rent                          -           -               600         -              600
Net loss                            -           -              -           (2,600)      (2,600)
                               ---------------------------------------------------------------
Balances -
  October 31, 2003             5,492,500       5,493          6,105        (2,600)       8,998
Additional paid in
  capital contributed
  as rent                           -           -               900         -              900
Common Stock issued for
consulting services
  @ $0.10 per share               40,000          40          3,960         -            4,000
Common Stock issued for
   cash @$0.60 per share          16,667          16          9,984         -           10,000
Common Stock issued for
consulting services
 @ $0.60 per share                10,000          10          5,990         -            6,000

Sale of Unit Warrants               -           -            35,000         -           35,000

Net loss                            -           -              -          (29,861)     (29,861)

                               ---------------------------------------------------------------
Balance
October 31, 2004               5,559,167    $  5,559     $   61,939   ($   32,461)   $  35,037

                              ===============================================================



The accompanying notes are an integral part of these financial statements.

                       UniPro Financial Services, Inc.
                        (A Development Stage Company)
                           Statement Of Cash Flows

                                                                  For the period
                                                                   from June 17,      From June 17,
                                                  For the              2003               2003
                                                  year ended      (inception) to     (inception) to
                                                  October 31,       October 31,         October 31,
                                                     2004               2003                2004
                                                ---------------   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             ($29,861)          ($2,600)           ($32,461)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Additional paid-in capital contributed as rent            900               600               1,500
Changes in assets and liabilities
Accounts Payable                                       2,350              2,000               4,350
Deferred income                                       53,333              -                  53,333
                                                  -----------       -----------         -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES           26,722             -                  26,722
                                                  -----------       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of license agreement                         -               (2,500)           (  2,500)
   Increase in Investments                            (60,000)             -               ( 60,000)
                                                  -----------       -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                 (60,000)           (2,500)           ( 62,500)
                                                  -----------       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                              20,000             10,080              30,080
Proceeds from sale of warrants                        35,000               -                 35,000
Proceeds from notes payable                             -                22,500              22,500
                                                  -----------       -----------         -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          55,000            32,580              87,580
                                                  -----------       -----------         -----------
INCREASE IN CASH                                       21,722            30,080              51,802
CASH - BEGINNING BALANCE                               30,080              -                    -
                                                  -----------       -----------         -----------
CASH - ENDING BALANCE                             $    51,802       $    30,080         $    51,802
                                                  ===========       ===========         ===========

SUPPLEMENTAL DISSCLOSURE OF CASH FLOW INFORMATION
Non-cash transaction:
Paid in capital adjustment in exchange for rent   $       900       $       600         $     1,500
Exchange of common stock for consulting services       10,000              -                 10,000
Stock received as investment for services
  To be provided over three years                      60,000              -                 60,000
                                                  -----------       -----------         -----------
                                                  $    70,900       $       600         $    71,500
                                                  ===========       ===========         ===========


The accompanying notes are an integral part of these financial statements.

                  UniPro Financial Services, Inc.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                           October 31, 2004

Note 1 - Summary of Significant Accounting Policies

Organization:
------------

UniPro Financial Services, Inc. was incorporated in the State of Florida on June 17, 2003 primarily to engage in offering a variety of financial and related services to the general business public.

Business Operations:
-------------------

Exclusive Sales And Marketing Agreement

On October 23, 2003 the Company entered into an Agreement with MCM Systems Corporation, ("MCM"), a related party, whereby the Company obtained the exclusive rights to sell and market MCM's proprietary Customer Relations Management system known as the ebroker system. This Agreement is valid for ten years and has two automatic five-year renewal periods, unless either party notices the other at least 60 days prior to the expiration date. Management intends to create a full marketing plan and expects to raise funds from private or public investors during the next fiscal year for the purpose of implementing sales and marketing of the ebroker system. As consideration for the grant of the exclusive sales and marketing rights, the Company paid the cash sum of $2,500 as partial consideration and has issued 500,000 shares of the Company's common stock to the shareholders of MCM's parent. The shares along with the sales and marketing license rights were recorded at the same price as the average paid by the founding and other shareholders. Upon closing of the agreement MCM and the Company shall participate on an equal basis in the net revenues generated by future sales of the product. MCM declared a stock dividend to its beneficial shareholders and at its request, UniPro included 150,000 of these shares in its June 1, 2004 SB-2 Registration Statement that was declared effective by the Securities and Exchange Commission as of July 1, 2004. 100,000 of these shares were registered to MCM's beneficial shareholders, and 50,000 of the registered shares were retained by MCM along with the remaining 350,000 restricted shares.

Consulting Services

Management obtained its initial strategic business-consulting contract in July 2004. The Company provides a diversified menu of business consulting, ranging from preliminary corporate structuring to introduction of "experts" to assist clients in their efforts to raise working capital and operating their enterprises to attain their goals.

Development Stage Operations

The Company is considered to be a development stage enterprise because it is still in its initial stage of developing its business plan. There has been limited operating revenue generated and since its inception operations have been devoted primarily to raising capital for its own operations, providing strategic corporate services to its initial client, a private enterprise, and a variety of administrative functions.

Use of Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

                  UniPro Financial Services, Inc.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                          October 31, 2004



Note 1 - Summary of Significant Accounting Policies (continued).


Income Taxes

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Revenues

Stock received as consideration for services is pro-rated over the duration of the consulting agreement and is recorded as deferred income on the balance sheet. Management recorded the shares and related consulting at $6.00 per share. The Company's consulting agreement, pursuant to which 10,000 shares of Peer Review Mediation and Arbitration, Inc. were received, provides for a term of three years.


Note 2 - Note Payable

Notes payable consists of one promissory note due to a stockholder that matures on or before October 31, 2005. The note bears interest at 6% and at the Holder's option, the Note may be convertible into 10,000 shares of restricted common stock at $2.25 per share. The note allows the lender to commence legal action to collect the note upon default by the borrower. The note may be prepaid without penalty. Interest expense for the year ended October 31, 2004 was $1,350, which was paid in November.



Note 3 - Provision For Income Taxes

The provision for federal income taxes as of October 31, consists of the following:

                                           2004                2003
                                         ---------           ---------

Current (benefit)                       ($   4,500)         ($     400)
Valuation allowance                          4,500                 400
                                         ---------           ---------
                                         $       0           $       0
                                         ---------           ---------

Long-term deferred tax assets
  (liabilities) arising from the
  net operating loss carryforward       ($   4,900)         ($     400)

Valuation allowance                          4,900                 400
                                         ---------           ---------
                                         $       0           $       0
                                         ---------           ---------

The company has net operating loss carryforwards of $31,902 expiring in the year 2018.



Note 4 - Subsequent Events

On December 6, 2004 UniPro invested $14,400 in exchange for 2.4 million shares (being all of the issued and outstanding shares) of its wholly owned inactive subsidiary, UP Holdings, Inc. As of the date of this Form 10KSB filing, UP Holdings, Inc. has adopted a business plan, but has not actively conducted any business operations, other than naming UniPro's management as its directors and officers. UP Holdings, Inc. intends to file a registration statement with the Securities and Exchange Commission during calendar year 2005.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated, December 23, 2004


                         UNIPRO FINANCIAL SERVICES, INC.


                         By:___/s/ Harvey Judkowitz____________
                            Harvey Judkowitz, President



                         By:__/s/ Paul M. Galant_______________
                            Paul M. Galant, Secretary/Treasurer