Form 10QSB
period 2005-01-31
UNIPRO FINANCIAL SERVICES INC
filed 2005-03-04
CIK 1271940

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB
                           -----------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005;
     ----------------
                                Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


                COMMISSION FILE NUMBER:  0-50491

                 UNIPRO FINANCIAL SERVICES, INC.
     ------------------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Florida                                 65-1193022
--------------------------------             ----------------------
 (State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)               Identification Number)

               1450 South Dixie Highway, Suite 200
                      Boca Raton, FL 33432
  ------------------------------------------------------------
  (Address of principal executive offices, including zip code)

                         (954) 289-5175
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

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

        YES [ ]                                   NO [X]

The  number  of issued and outstanding shares of the Registrant's
Common  Stock,  $0.001  par value, as of  January  31,  2005  was
5,559,167.

Transitional Small Business Disclosure Format (check one):

        Yes [ ]                                   No [X]

                 UniPro Financial Services, Inc.



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements [Unaudited]:

     Consolidated Balance Sheet as of January 31, 2005..........      3

     Consolidated Statement of Operations
        Three months Ended January 31, 2005 and 2004............      4

     Consolidated Statement of Cash Flows
        Three months Ended January 31, 2005 and 2004............      5

     Notes to Consolidated Financial Statements.................      6



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........      7



Item 3.  Disclosure Controls and Procedures.....................      8



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................      8

         Signatures.............................................      9

         Certifications.........................................    10-11

Item 1.  Financial Statements.

                 UniPro Financial Services, Inc.
                    CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                        January 31, 2005


                      Assets

CURRENT ASSETS
  Cash                                   $  46,928
  Accounts Receivable                        2,000
                                         ---------
      TOTAL CURRENT ASSETS                            $  48,928

Other Assets
Non marketable securities                   60,000
Sales and marketing license agreement        3,418
                                         ---------
                                                         63,418
                                                                  ----------
TOTAL ASSETS                                                      $  112,346
                                                                  ==========

     Liabilities and Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable and accrued expenses  $   2,522
  Note payable                              22,500
                                         ---------
      TOTAL CURRENT LIABILITIES                                   $   25,022

Deferred Revenue                                                      50,333

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value,
    65,000,000 shares authorized,
    5,559,167 shares issued, and
    outstanding                              5,559
  Additional paid in capital                61,939
  Accumulated Deficit                      (30,507)
                                         ---------
     TOTAL STOCKHOLDERS' EQUITY                                       36,991
                                                                  ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  112,346
                                                                  ==========






 The accompanying notes are an integral part of these financial statements.

                 UniPro Financial Services, Inc.
               CONSOLIDATED STATEMENT OF OPERATIONS


                                                For the three months
                                                  ended January 31,
                                             2005                   2004
                                          (unaudited)           (unaudited)
                                         ----------------------------------

Revenues                                 $       6,000         $       -
                                         ----------------------------------
      Total Revenues                             6,000                 -

Operating Expenses:
General and administrative                       3,768                4,550
                                         ----------------------------------
      Total operating expenses                   3,768                4,550
                                         ----------------------------------
Other income (expenses)
Interest expense                                  (338)                (338)
Interest income                                     60                 -
                                         ----------------------------------
      Total other income (expense)                (278)                (338)
                                         ----------------------------------

Net income (loss)                        $       1,954         $     (4,888)
                                         ==================================

Net income (loss) per share              $        0.00         $       0.00
                                         ==================================

Weighted average number of shares
outstanding used in computing
net income per share                         5,559,167            5,559,167
                                         ==================================










 The accompanying notes are an integral part of these financial statements.

                 UniPro Financial Services, Inc.
               CONSOLIDATED STATEMENT OF CASH FLOWS


                                                     For the three months
                                                       ended January 31,
                                                   2005                 2004
                                               (unaudited)           (unaudited)
                                              ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $     1,954           $     (4,888)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Additional paid-in capital contributed
     as rent                                         -                       450
   Decrease accounts receivable                    (2,000)                  -
   Decrease in accounts payable                    (1,828)                  (162)
                                              ----------------------------------
NET CASH USED IN OPERATING ACTIVITIES              (1,874)                (4,600)
                                              ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                 -                      -
  Decrease in deferred revenues                    (3,000)                  -
                                              ----------------------------------
NET CASH USED IN FINANCING ACTIVITIES              (3,000)                  -
                                              ----------------------------------

DECREASE IN CASH                                   (4,874)                  -

CASH-BEGINNING BALANCE                             51,802                 30,080
                                              ----------------------------------
CASH-ENDING BALANCE                           $    46,928           $     25,480
                                              ==================================






 The accompanying notes are an integral part of these financial statements.

                 UniPro Financial Services, Inc.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        January 31, 2005


Note 1 - Unaudited Consolidated Financial Statements

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended October 31, 2004.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended October 31, 2004, which are included in Form 10-KSB, except that having implemented our business plan we are no longer a developmental stage enterprise.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The results of operations for the three months ended January 31, 2005 are not necessarily indicative of operating results to be expected for a full year.

Basis of Presentation. On December 6, 2004 UniPro invested $14,400 in exchange for 2.4 million shares (being all of the issued and outstanding shares) of its wholly owned inactive subsidiary, UP Holdings, Inc. The consolidated financial statements include accounts of this wholly owned subsidiary. All material intercompany transactions have been eliminated.


Note 2 - Rent

Effective June 1, 2004 the Company agreed to a month-to-month lease with MCM Systems Corporation at the rate of $250 per month for the use of office facilities.


Note 3 - Stockholders' Equity

No changes to stockholder's equity occurred during the three months ending January 31, 2005.

Note 4 - Revenues

Presently the Company's consulting revenue is its compensation pursuant to a Strategic Business Development Consulting Agreement with a third party ("Client"), and which includes a monthly
$1,000 cash payment - received or accrued, together with a proportional allocation of the value assigned to 10,000 shares of "restricted" common stock of the client (a non-public entity) valued by management at $6.00 per share; which value represents a 25% discount off of the price at which the client has most recently sold shares to private investors, and which represents the value of shares issued in or contracted to be issued pursuant to acquisition agreements with third parties for 100% of the capital shares of several operating entities.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Trends and Uncertainties.
------------------------
We have implemented our business plan and are no longer a developmental stage entity. Additionally, we have completed the process to become a reporting company under the Securities Act of 1934. We have begun marketing our corporate development consulting services to entrepreneurs and the general business community primarily through personal contact between management and third parties, including independent business consultants. As part of our continuing operations, third party consultants have presented management with potential acquisition and or merger candidates. No definitive agreements have been entered into as yet but we will entertain any and all reasonable proposals that provide the possible enhancement of our shareholders value.

In April 2004 management caused the incorporation in the State of Florida of a wholly-owned subsidiary, UPholdings, Inc., and which we funded in December 2004 with $14,400; but as yet has not conducted any active operations as of the date of this filing.

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

Capital and Source of Liquidity. Other than for the marketing  of
-------------------------------
the eBroker system that UniPro currently has no material commitments for capital expenditures. No shares have been sold or otherwise issued during the three months ending January 31, 2005, nor has the Company received any funds, debt or equity, during the current quarter.

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

Plan  of  Operation. UniPro is beginning to market its  services,
-------------------
and to date we have obtained only one consulting agreement with minimal operating revenues. UniPro has experienced problems, delays, expenses and difficulties sometimes encountered by an enterprise in UniPro's stage of development, many of which are beyond UniPro's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates, competition, product development and acceptance; and lack of distribution channels. UniPro intends to market products and services utilizing cash made available from the private sale of its securities and operations. Additionally, UniPro's management is continually seeking acquisition candidates. We are of the opinion that the proceeds of the sales of its securities and future revenues may not be sufficient to pay all of our operating expenses for the next twelve months. As a keystone to our working capital funding, the Company filed an SB-2 Registration on June 1, 2004, which was declared effective by the Securities and Exchange Commission as of July 1, 2004. The Board of Directors declared the registered offering `all sold' and the offering terminated as of July 31, 2004. The total funds raised were a nominal $35,000 from the sale of 2,500 Units of Warrants. No new shares were issued. The SB-2 Registration additionally registered 150,000 of UniPro's common shares that were owned by MCM Systems Corporation, of which 100,000 such shares were spun-off to the record and beneficial shareholders of MCM Systems Corporation's parent company.

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

Item 5. Other Information.    None.
        -----------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibit 31.1:  Certification of CEO and CFO Pursuant to
                       18 U.S.C, Section 7241, as adopted and
                       Section 302 of the Sarbanes-Oxley Act of
                       2002.

        Exhibit 32.1:  Certification of CEO and CFO Pursuant to
                       18 U.S.C, Section 1350, as adopted and
                       Section 906 of the Sarbanes-Oxley Act of
                       2002.

Reports  on Form 8-K.  The Company was not required to,  nor  did
--------------------
it, file any reports on Form 8-K during the period covered by this Form 10QSB.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 1, 2005

                                   UNIPRO FINANCIAL SERVICES, INC.


                                   By:  /s/ Harvey Judkowitz
                                      ----------------------------
                                      Harvey Judkowitz, CEO/CFO
                                      Principal Financial and
                                      Accounting Officer