Form 10QSB
period 2005-04-30
UNIPRO FINANCIAL SERVICES INC
filed 2005-06-06
CIK 1271940

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED APRIL 30, 2005;  Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM __________ TO __________


                 COMMISSION FILE NUMBER:  0-50491

                  UNIPRO FINANCIAL SERVICES, INC.
       ----------------------------------------------------
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Florida                                   65-1193022
 -------------------------------------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)               Identification Number)

                1450 South Dixie Highway, Suite 200
                       Boca Raton, FL 33432
                       --------------------
     (Address of principal executive offices, including zip code)

                        (954) 289-5175
                        --------------
       (Registrant's telephone number, including area code)

                    www.uniprofinancial.com
                    -----------------------
                 (Registrant's Internet Web Site)


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

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of April 30, 2005 was 5,134,167.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                   UniPro Financial Services, Inc.



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements [Unaudited]:

         Consolidated Balance Sheet as of April 30, 2005..................3

         Consolidated Statements of Operations
          Three and six months Ended April 30, 2005 and 2004..............4

         Consolidated Statements of Changes in Stockholders' Equity
          Three and six months Ended April 30, 2005 and 2004..............5

         Consolidated Statements of Cash Flows
          Six months Ended April 30, 2005 and 2004........................6

         Notes to Consolidated Financial Statements.......................7



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................8



Item 3.  Disclosure Controls and Procedures...............................9



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................10

         Signatures......................................................10

         Certifications.................................................11-12

Item 1.  Financial Statements.

                   UniPro Financial Services, Inc.
                     CONSOLIDATED BALANCE SHEET
                            (Unaudited)
                           April 30, 2005







                           Assets

CURRENT ASSETS
Cash                                                 $  18,717
Prepaid filing fees                                        315
Accounts receivable                                      3,000

      TOTAL CURRENT ASSETS                                        22,032

Other assets
Non marketable securities                               60,000
Sales and marketing license agreement                    3,418
                                                     ---------
                                                                  63,418
                                                                  ------
TOTAL ASSETS                                                                $   85,450
                                                                            ==========
           Liabilities and Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable and accrued expenses              $   1,250
                                                     ---------
     TOTAL CURRENT LIABILITIES                                     1,250

Deferred Revenue                                                                                                 47,333

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 65,000,000
    shares authorized, 5,134,167 shares issued,
    and outstanding                                                5,134
  Additional paid in capital                                      62,364
   Retained earnings                                             (30,631)
                                                                 --------
     TOTAL STOCKHOLDERS' EQUITY                                                 36,867
                                                                           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    85,450
                                                                           ===========



The accompanying notes are an integral part of these financial statements.

                   UniPro Financial Services, Inc.
                CONSOLIDATED STATEMENTS OF OPERATIONS




                                               For the three months                  For the six months
                                                  ended April 30,                      ended April 30,
                                             2005             2004                   2005           2004
                                          (unaudited)      (unaudited)            (unaudited)    (unaudited)
                                      -----------------------------------       ------------------------------

Revenues                              $        6,000         $          -       $      12,000      $         -
Interest                                           -                    -                  60                -
                                      ---------------        ------------       -------------      -----------
        Total revenue                           6,000                   -              12,060                -

Operating expenses:
General and administrative                      6,207              13,108               9,975           17,659
Interest expense                                  (83)                338                 255              675

                                      -----------------------------------       ------------------------------
        Total operating expenses                6,124              13,446              10,230           18,334
                                      -----------------------------------       ------------------------------

Net income (loss)                     $          (124)            (13,446)      $       1,830      $   (18,334)
                                      ===================================       ==============================


Net income (loss) per share           $         0.00         $       0.00       $        0.00      $      0.00
                                      ===================================       ==============================

Weighted average number of shares
outstanding used in computing
net income per share                       5,476,983            5,559,167           5,476,983        5,559,167
                                      ===================================       ==============================



The accompanying notes are an integral part of these financial statements.

                   UniPro Financial Services, Inc.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Period Ended April 30, 2005


                                                         ADDITIONAL
                                      COMMON STOCK        PAID-IN     ACCUMULATED
                                   SHARES     AMOUNT      CAPITAL       DEFICIT      TOTAL
                              -------------------------------------------------------------
Balances -
  October 31, 2003              5,492,500       5,493       6,105       (2,600)      8,998
Additional paid in capital
  contributed as rent                   -           -         450            -         450
Common stock issued for
 consulting services
  @ $0.10 per share                40,000          40       3,960            -       4,000
Common stock issued for cash
   @$0.60 per share                16,667          16       9,984            -      10,000
Common stock issued for
 consulting services
 @ $0.60 per share                 10,000          10       5,990            -       6,000
Additional paid-in capital
 contributed as rent                    -           -         450            -         450
Net loss                                -           -           -      (18,334)    (13,446)
                              -------------------------------------------------------------
Balances - April 30, 2004       5,559,167       5,559      26,939      (20,934)     11,564
Sale of Unit Warrants                   -           -      35,000            -      35,000
Net loss                                -           -           -      (11,527)    (11,527)
                              -------------------------------------------------------------
Balances - October 31, 2004     5,559,167       5,559      61,939      (32,461)     35,037
Net income                              -           -           -        1,830       1,830
Cancellation of shares         (  425,000)    (   425)        425            -           -
                              -------------------------------------------------------------
Balance, April 30, 2005         5,134,167     $ 5,134   $  62,364    $( 30,631)    $36,867
                              -------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                 UniPro Financial Services, Inc.
             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               For the six months
                                                                 ended April 30,
                                                              2005           2004
                                                           (unaudited)    (unaudited)
                                                           --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   1,830      $ (18,334)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
    Stock issued for consulting services                           -         10,000
   Additional paid-in capital contributed as rent                  -            450
    (Increase) decrease in:
        Prepaid filing fees                                  (   315)             -
        Accounts receivable                                   (3,000)             -
     Increase (decrease) in:
        Accounts payable                                      (3,100)        (1,058)
                                                           ---------------------------

NET CASH USED IN
   OPERATING ACTIVITIES                                       (4,585)        (8,492)
                                                           ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of note payable                                     (22,500)             -
 Proceeds from issuance of common stock                            -         10,000
 Decrease in deferred revenues                               ( 6,000)             -
                                                           ---------------------------
NET CASH (USED IN) PROVIDED BY                               (28,500)        10,000
  FINANCING ACTIVITIES
                                                           ---------------------------
INCREASE (DECREASE) IN CASH                                  (33,085)         1,508
CASH-BEGINNING BALANCE                                        51,802         30,080
                                                           ---------------------------
CASH-ENDING BALANCE                                        $  18,717      $  31,588
                                                           ===========================

NONCASH INVESTING ACTIVITY:
  Common stock issued for compensation                     $       -      $      50

                                                           ===========================
NONCASH FINANCING ACTIVITY:
  Cancellation of shares                                   $     425      $       -
                                                           ===========================




The accompanying notes are an integral part of these financial statements.

                 UniPro Financial Services, Inc.
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 2005


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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The results of operations for the three months and six months ended April 30, 2005 are not necessarily indicative of operating results to be expected for a full year.


Note 2- Rent.

Effective June 1, 2004 the Company agreed to a month-to-month lease with MCM Systems Corporation at the rate of $250 per month for the use of office facilities.


Note 3- Stockholders' Equity.

Two shareholders voluntary cancelled a total of 425,000 unregistered shares of our Common Stock, reducing the total issued and outstanding shares as of March 16, 2005 to 5,134,167 shares.


Note 4.  Revenues.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations.
        ----------------------

Trends and Uncertainties.
-------------------------

We have implemented our business plan and are no longer a developmental stage entity. Additionally, we have completed the process to become a reporting company under the Securities Act of 1934. We have begun marketing our corporate development consulting services to entrepreneurs and the general business community primarily through personal contact between management and third parties, including independent business consultants. As part of our continuing operations, third party consultants have presented management with potential acquisition and merger candidates. No definitive agreements have been entered into as yet but we will entertain any and all reasonable proposals that provide the possible enhancement of our shareholders value.

In April 2004 management caused the incorporation in the State of Florida of a wholly-owned subsidiary, Upholdings, Inc. UniPro funded the subsidiary in December 2004 with $14,400; but as yet has not conducted any active operations as of the date of this filing.

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

Capital and Source of Liquidity. Other than for the marketing of the eBroker
--------------------------------
system, UniPro currently has no material commitments for capital expenditures. No shares have been sold or otherwise issued during the three months and the six months ended April 30, 2005, nor has the Company received any funds, debt or equity, during the period.

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

Plan of Operation. UniPro is actively marketing its consulting services. To
------------------
date we have obtained only one consulting agreement with minimal operating revenues. UniPro has experienced problems, delays, expenses and difficulties sometimes encountered by an enterprise in UniPro's early stage of development, many of which are beyond UniPro's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates, competition, product development and acceptance; and lack of distribution channels. UniPro intends to market products and services utilizing cash made available from the private sale of its securities and operations. Additionally, UniPro's management is continually seeking merger and acquisition candidates. We are of the opinion that the proceeds of the sales of its securities and future revenues may not be sufficient to pay all of our operating expenses for the next twelve months. As a keystone to our working capital funding, the Company filed an SB-2 Registration on June 1, 2004, which was declared effective by the Securities and Exchange Commission as of July 1, 2004. The Board of Directors declared the registered offering "all sold" and the offering terminated as of July 31, 2004. The total funds raised were a nominal $35,000 from the sale of 2,500 Units of Warrants. No new shares were issued. The SB-2 Registration additionally registered 150,000 of UniPro's common shares that were owned by MCM Systems Corporation, of which 100,000 such shares were spun-off to the record and beneficial shareholders of MCM Systems Corporation's parent company.

From time-to-time loans or advances from management or controling shareholders may be required to continue the minimal operations of UniPro. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

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


ITEM 3. Controls and Procedures Evaluation of Disclosure Controls and
        -------------------------------------------------------------
        Procedures.
        -----------

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.   None
        ------------------

Item 2. Changes in Securities.   None
        ----------------------

Item 3. Defaults Upon Senior Securities.    None.
        --------------------------------

Item 4. Submission of Matters to a Vote of Securities Holders.   None.
        ------------------------------------------------------
Item 5. Other Information.
        ------------------

        On March 28, 2005 Lori Monaco resigned from our Board of Advisors for personal reasons.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibit 31.1: Certification of CEO and CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.
        Exhibit 32.1: Certification of CEO and CFO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.



Reports on Form 8-K.  The Company was not required to, nor did it, file any
--------------------
reports on Form 8-K during the period covered by this Form 10QSB.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 2, 2005

                                UNIPRO FINANCIAL SERVICES, INC.


                                By:  /s/Harvey Judkowitz
                                   -----------------------------
                                   Harvey Judkowitz, CEO/CFO
                                   Principal Financial and
                                   Accounting Officer