Form 10KSB/A
period 2004-10-31
UNIPRO FINANCIAL SERVICES INC
filed 2005-07-19
CIK 1271940

SEC File # 000-50491
                                                                  ---------
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-KSB/A

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

            Exhibits Required By Item 601 of Regulation SB

Exhibit Number                Description of Exhibit

10.8(a)          Corrected Consulting Agreement between UniPro and
                 Peer Review Mediation and Arbitration, Inc., dated
                 July 28, 2004. (1)
31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Secretary/Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previosly filed as an exhibit to form 10-KSB filed on December 28, 2005.

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


Berkovits, Lago & Company, LLP


/s/ Berkovits, Lago & Company, LLP
----------------------------------
Certified Public Accountants
8211 West Broward Boulevard, Suite 340
Plantation, FL 33324
Tel: 954-475-3199
December 1, 2004

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated, July 19, 2005


                         UNIPRO FINANCIAL SERVICES, INC.


                         By:/s/ Harvey Judkowitz
                            ----------------------------
                            Harvey Judkowitz, President



                         By:/s/ Paul M. Galant
                            -----------------------------------
                            Paul M. Galant, Secretary/Treasurer