Form 10QSB
period 2005-07-31
UNIPRO FINANCIAL SERVICES INC
filed 2005-08-30
CIK 1271940

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JULY 31, 2005; Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
__________ TO __________


                COMMISSION FILE NUMBER:  0-50491


                 UNIPRO FINANCIAL SERVICES, INC.
       --------------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Florida                           65-1193022
 ----------------------------------------------------------------
 (State or Other Jurisdiction of             (I.R.S. Employer
  Incorporation or Organization)          Identification Number)


                      14241 SW 92nd Avenue
                         Miami, FL 33176
                      --------------------
            (Address of principal executive offices)

                         (516) 289-5175
                         --------------
                 (Registrant's telephone number)

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

The number of issued and outstanding shares of the Registrant's
Common Stock, $0.001 par value, as of July 31, 2005 was 5,149,167.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                 UniPro Financial Services, Inc.





PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements [Unaudited]:

         Consolidated Balance Sheet as of July 31, 2005...................3

         Consolidated Statements of Operations
          Three and Nine months Ended July 31, 2005 and 2004..............4

         Consolidated Statements of Changes in Stockholders' Equity
          Nine months Ended July 31, 2005 and 2004........................5

         Consolidated Statements of Cash Flows
          Nine months Ended July 31, 2005 and 2004........................6

         Notes to Consolidated Financial Statements.......................7



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................8



Item 3.  Disclosure Controls and Procedures..............................10




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K................................10


         Signatures......................................................11

Item 1.  Financial Statements.


                  UniPro Financial Services, Inc.
                    CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                          July 31, 2005



                             Assets



CURRENT ASSETS
Cash                                                              $   9,499
Accounts receivable                                                   6,000
                                                                  ---------
      TOTAL CURRENT ASSETS                                           15,499
                                                                  ---------
OTHER ASSETS
Non marketable securities, held for investment                       60,000
Sales and marketing license agreement                                 3,418
                                                                  ---------
                                                                     63,418
                                                                  ---------
     TOTAL ASSETS                                                 $  78,917
                                                                  =========

           Liabilities and Stockholders' Equity

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $     625
                                                                  ---------
     TOTAL CURRENT LIABILITIES                                          625

Deferred Revenue                                                     44,333
                                                                  ---------
     TOTAL LIABILITIES                                               44,958
                                                                  ---------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 65,000,000
    shares authorized, 5,149,167 shares issued,
    and outstanding                                                   5,149
  Additional paid in capital                                         75,849
  Accumulated deficit                                               (47,039)
                                                                  ---------
     TOTAL STOCKHOLDERS' EQUITY                                      33,959
                                                                  ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  78,917
                                                                  =========



The accompanying notes are an integral part of these financial statements.

                 UniPro Financial Services, Inc.
              CONSOLIDATED STATEMENTS OF OPERATIONS



                              For the three months          For the nine months
                                 ended July 31,                ended July 31
                              2005           2004           2005        2004
                            (unaudited)   (unaudited)        (unaudited)   (unaudited)
                                          (restated)                       (restated)
                            --------------------------      --------------------------
Revenues                    $     6,000    $     4,667      $    18,000    $     4,667

Operating expenses:
General and administrative       22,408          9,928           32,323         27,587
Interest expense                    -              337              255          1,013
                            --------------------------      --------------------------
Total operating expenses         22,408         10,265           32,578         28,600
                            --------------------------      --------------------------

Net loss                       ($16,408)       ($5,598)        ($14,578)      ($23,933)
                            ==========================      ==========================

Basic and diluted loss
     per share              $      0.00    $      0.00      $      0.00    $      0.00
                            ==========================      ==========================

Weighted average number
of shares outstanding
used in computing
net loss per share            5,136,203      5,530,846        5,136,203      5,530,846
                            ==========================      ==========================






The accompanying notes are an integral part of these financial statements.

                 UniPro Financial Services, Inc.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Nine Month Periods Ended July 31, 2005 and 2004


                                                   ADDITIONAL
                                COMMON STOCK        PAID-IN   ACCUMULATED
                              SHARES     AMOUNT     CAPITAL   DEFICIT      TOTAL
                              ------------------------------------------------------
Balances -
  October 31, 2003            5,492,500  $5,493      $6,105  $ (2,600)    $ 8,998
Additional paid in capital
  contributed as rent               -       -           900       -           900
Common stock issued for
 consulting services
  @ $0.10 per share              40,000      40       3,960       -         4,000
Common stock issued for cash
   @$0.60 per share              16,667      16       9,984       -        10,000
Common stock issued for
 consulting services
 @ $0.60 per share               10,000      10       5,990       -         6,000
Sale of Unit Warrants               -       -        35,000       -        35,000

Net loss (restated)                 -       -           -     (23,933)    (23,933)
                              -------------------------------------------------------
Balances - July 31, 2004
  (restated)                  5,559,167   5,559      61,939   (26,533)     40,965

Net loss                            -       -           -     ( 5,928)    ( 5,928)
                              -------------------------------------------------------
Balances - October 31, 2004   5,559,167   5,559      61,939   (32,461)     35,037

Cancellation of shares        ( 425,000)   (425)        425       -           -
Common Stock issued for
 Consulting services
 @0.80 per share                 15,000      15      13,485       -        13,500
Net loss                            -       -           -     (14,578)    (14,578)

                              -------------------------------------------------------
Balance, July 31, 2005
 (unaudited)                  5,149,167   $5,149   $ 75,849  $(47,039)    $33,959
                              =======================================================



The accompanying notes are an integral part of these financial statements.

                 UniPro Financial Services, Inc.
              CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                       For the nine months
                                                          ended July 31,
                                                       2005           2004
                                                    (unaudited)    (unaudited)
                                                    --------------------------
                                                                    (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           ($ 14,578)    $ (23,933)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Stock issued for consulting services                13,500        10,000
    Additional paid-in capital contributed as rent           -           900
    Increase in:
        Accounts receivable                             (6,000)            -
     Decrease in:
        Accounts payable                                (3,725)         (720)
                                                    --------------------------
NET CASH USED IN OPERATING ACTIVITIES                  (10,803)      (13,753)
                                                    --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of units                                 -        35,000
 Payment of note payable                               (22,500)            -
 Proceeds from issuance of common stock                      -        10,000
 Decrease in deferred revenues                          (9,000)       (3,667)
                                                    --------------------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                 (31,500)       41,333
                                                    --------------------------

CHANGE IN CASH                                         (42,303)       27,580
CASH AT BEGINNING OF PERIOD                             51,802        30,080
                                                    --------------------------
CASH AT END OF PERIOD                                 $  9,499     $  57,660
                                                    ==========================

NONCASH INVESTING ACTIVITY:
  Common stock issued for compensation                $ 13,500     $  10,000
                                                    ==========================
  Deferred revenue recognized in with
   acceptance of non marketable securities            $      -     $  60,000
                                                    ==========================
  Non marketable securities received                  $      -     $ (60,000)
                                                    ==========================


The accompanying notes are an integral part of these financial statements.

                 UniPro Financial Services, Inc.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2005



Note 1. Unaudited Consolidated Financial Statements

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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The results of operations for the three months and nine months ended July 31, 2005 are not necessarily indicative of operating results to be expected for a full year.

Note 2. Restatement

       Subsequent to the issuance of the Company's quarterly consolidated financial statements for the three months and nine months ended July 31, 2004, management determined that $56,333 of revenue recognized was not actually earned July 31, 2004. Management determined that this revenue should have been deferred and therefore Management has restated "Deferred revenue," and "Accounts payable and accrued liabilities" on the consolidated balance sheet as of July 31, 2004, and has reflected the restated amount of "Revenue" for the three months and nine months ended June 30, 2005 within the consolidated statement of operations. Additionally the statement of cash flows has been restated to reflect the change in net income (loss).

      A summary of the significant effects of the restatement are as follows:


Balance sheet:                As of July 31, 2004

                            As
                        previously                     As
                         recorded    Adjustment     restated
                       ---------------------------------------
Accounts payable        $ 8,779      ($  7,500)     $ 1,279
Deferred revenue        $     -       $  56,333     $56,333
Total liabilities       $31,279       $  48,833     $80,112
Accumulated deficit     $22,300      ($48,833)     ($26,533)





Statement
of
operations:              For the three months                   For the nine months
                         ended July 31, 2004                    ended July 31, 2004
                   ---------------------------------------------------------------------------
                       As                        As            As                     As
                    previously    Adjustment   restated    previously  Adjustment  restated
                   ---------------------------------------------------------------------------
                     recorded                               recorded
                   ---------------------------------------------------------------------------
Revenue              $  61,000    ($56,333)    $ 4,667     $ 61,000     ($56,333)   $   4,667
Income tax expense   $   7,500    ($ 7,500)    $     -     $  7,500     ($ 7,500)   $       -
Net income (loss)    $  43,235    ($48,833)   ($ 5,598)    $ 24,900     ($48,833)    ($23,933)
Basic and diluted
income (loss)
per share            $    0.01    ($  0.01)    $  0.00     $   0.01     ($  0.01)   $    0.00



Note 3. Rent.

Effective  August 1, 2005 the Company agreed to a  month-to-month
lease  with  Harvey Judkowitz, the Company's president,   at  the
rate of $125 per month for the use of office facilities in Miami, Florida.


Note 4. Stockholders' Equity.

On June 24, 2005 the Board of directors granted and caused to be issued 65,000 unrestricted shares of our Common Stock, along with 190,000 stock options, pursuant to our 2003 Equity Incentive Plan. On July 18, 2005 the Board, with the consent of the individual grantees, cancelled all of those shares and options with the exception of 15,000 shares granted to a third party consultant for services rendered through June 30, 2005. The total issued and outstanding shares as of July 31, 2005 are 5,149,167.


Note 5.  Revenues.

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



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.

We continue to market our corporate development consulting services to entrepreneurs and the general business community primarily through personal contact between management and third parties, including independent business consultants. As part of our continuing operations, third party consultants have presented management with potential acquisition and merger candidates.

On July 11, 2005 Management entered into a definitive agreement to purchase certain technical equipment (including computer servers) to be used in providing Internet based telephone services, along with a contemporaneous agreement by which our controlling shareholders were to sell a portion of their shares back to the Company, which would have involved a change of control of the Company. On July 11, 2005 the Company filed a Form 8-K describing the transaction, providing copies of the agreements as Exhibits. On July 18, 2005 the Company received a written communication from Charles Greenberg, the Chief Executive Officer of the Purchaser (Global Technology Resource Holdings Corporation), which declared that the Purchaser was canceling the agreement. The $25,000 deposit, which had been delivered to the Company, was to be retained by UniPro as liquidated damages in the event of a default of their obligations by the Purchaser. Global placed a stop payment notice with its bank, and the check was dishonored upon presentment. In lieu of a cash payment to satisfy its contractual obligation, Global subsequently offered, and the Company has accepted and received 25,000 unregistered shares of Common Stock of Espre Solutions, Inc., which trades under the symbol EPRT on the PinkSheets, Over-the-Counter electronic trading. Espre Solutions, Inc.'s trading is sporadic and its market value varies with trading in the $1.85 to $4.75 range over the past 52 weeks.

Consulting expenses of approximately $15,500 for the three and nine months ended July 31, 2005 accounted for the increase in net loss for the three months ended July 31, 2005 as compared to the same period ended in 2004. Revenues for the nine months ended July 31, 2005 resulted from recognition of the Company's consulting income for a full nine months.

Cash has decreased for the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004 due to the repayment of the note payable of $22,500 during the current nine months. In the nine months ended July 31, 2004 the Company raised $35,000 from the sale of warrants. No such sale was made during the current nine months.


Management  is  committed to pursue any  and  all  opportunities,
which   it   believes  will  provide  the  enhancement   of   our
shareholders value.

In April 2004 management caused the incorporation in the State of Florida of a wholly-owned subsidiary, Upholdings, Inc. UniPro funded the subsidiary in December 2004 and we have transferred all of the existing third party agreements, and the 10,000 common shares of Peer Review Mediation and Arbitration, Inc. previously received as compensation, to this subsidiary.

We are actively reviewing our plans for the marketing and sale of the eBroker system and considering whether it is in the best interests of the shareholders for the Company to continue to develop such marketing plan, including seeking additional working capital funds for its implementation; or in the alternative to pursue other business development that may be more within the expertise of current management. Pending a final decision management continues its development efforts.

Capital and Source of Liquidity.
--------------------------------
Other than for the marketing of the eBroker system, UniPro currently has no material commitments for capital expenditures. With the exception of the grant of 15,000 common shares pursuant to our registered 2003 Equity Incentive Plan, no other shares have been sold or issued during the three months and the nine months ended July 31, 2005, nor has the Company received any funds, debt or equity, during the period.

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

Plan of Operation.
------------------
UniPro is actively marketing its consulting services. To date we have obtained only one consulting agreement with minimal operating revenues. UniPro has experienced problems, delays, expenses and difficulties sometimes encountered by an enterprise in UniPro's early stage of development, many of which are beyond UniPro's control. These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates, competition, product development and acceptance; and lack of distribution channels. UniPro intends to market products and services utilizing cash made available from the private sale of its securities and operations. Additionally, UniPro's management is continually seeking merger and acquisition candidates. We are of the opinion that the proceeds of the sales of its securities and future revenues may not be sufficient to pay all of our operating expenses for the next twelve months. As a keystone to our working capital funding, the Company's SB-2 Registration was declared effective by the Securities and Exchange Commission as of July 1, 2004. The Board of Directors declared the registered offering "all sold" and the offering terminated as of July 31, 2004. The total funds raised were a nominal $35,000 from the sale of 2,500 Units of Warrants. No new shares were issued. The SB-2 Registration additionally registered 150,000 of UniPro's common shares that were owned by MCM Systems Corporation, of which 100,000 such shares were spun-off to the record and beneficial shareholders of MCM Systems Corporation's parent company. To date no Unit Warrants have been exercised.

From time-to-time loans or advances from management or controlling shareholders may be required to continue the minimal operations of UniPro. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

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


ITEM 3. Controls and Procedures Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our chief executive officer/chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer/chief financial officer has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion. Changes in Internal Controls - There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.   None
        ------------------

Item 2. Changes in Securities.
        ----------------------

On June 24, 2005 the Board of Directors unanimously granted an aggregate of 50,000 shares of Common Stock and 150,000 Options to purchase shares at the exercise price of $1.00 per share, to the current officers and directors in consideration for their services in such capacities to the Registrant from its inception in June, 2003 through May 31, 2005; at the same time the Board granted 15,000 common shares and 40,000 similar stock options to an independent consultant who provided a variety of business development services to Registrant. All of these shares and options were issued pursuant to the Registrant's 2003 Equity Incentive Plan, previously filed in our S-8 Registration Statement on March 8, 2004, which filing is hereby incorporated by reference. On July 1, 2005 the Board unanimously extended the expiration date of the Class "A" Common Stock Purchase Warrants to the same termination date as the Class "B" Warrants, i.e., the third anniversary of the July 1, 2004 effective date. On July 18, 2005 the Board, with the consent of the individual grantees, cancelled all of those shares and options with the exception of 15,000 shares that had been granted to a third party consultant for services rendered through June 30, 2005. The total issued and outstanding shares as of July 31, 2005 are 5,149,167.

Item 3. Defaults Upon Senior Securities.    None.
        --------------------------------

Item 4. Submission of Matters to a Vote of Securities Holders. None.
        ------------------------------------------------------

Item 5. Other Information.
        ------------------

Pursuant to its authority in our By-Law, on July 11, 2005 the Board of Directors unanimously consented to an adjournment of the Annual Meeting of Shareholders from the date set forth in the By-Laws, i.e., the third Wednesday of August each year (being August 17, 2005) to Wednesday, September 21, 2005. This action was taken in connection with the Equipment Acquisition and Share Repurchase agreements entered into and subsequently cancelled in July 2005.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        Exhibit 31.1: Certification of CEO and CFO Pursuant to 18 U.S.C, Section 7241, as adopted and Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1: Certification of CEO and CFO Pursuant to 18 U.S.C, Section 1350, as adopted and Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K.
     --------------------

          Form 8-K was filed on July 11, 2005 for the purpose of reporting an Item 1.01 material transaction, and an item
     5.01 reporting a change in control;

          Form 8-K was filed on July 18, 2005 for the purpose of reporting under Item 1.02 the termination of the July 11, 2005 agreements.

     The foregoing filings are herein incorporated by reference.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2005
                                UNIPRO FINANCIAL SERVICES, INC.

                                By:  /s/Harvey Judkowitz
                                   -----------------------------
                                   Harvey Judkowitz, CEO/CFO
                                   Principal Financial and
                                   Accounting Officer