Form 10KSB
period 2005-10-31
UNIPRO FINANCIAL SERVICES INC
filed 2006-01-27
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 2005
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

UniPro Financial Services, Inc.
(Name of small business issuer in its charter)

Florida	65-1193022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31200 Via Colinas, Suite 200 Westlake Village, California	91362
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (818) 597-7552

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No ☐

State issuer’s revenues for its most recent fiscal year.    $ None.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on January 17, 2006 was approximately $123,051. Shares of Common Stock held by officers and directors and their affiliated entities have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

Registrant has previously filed reports with the Securities and Exchange Commission which are incorporated herein by reference, including: (i) DEF 14C Information Statement previously filed with the Commission on July 29, 2004; (ii) 10KSB12g filed on December 4, 2003;(iii) a Current Report filed on Form 8-K on September 14, 2005 and (iv) a Current Report filed on Form 8-K on October 6, 2005 which is incorporated herein by reference.

The number of shares outstanding of Registrant’s common stock, $0.001 par value at January 17, 2006 2005 was 5,309,868.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our audited financial statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-KSB. The following discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “outlook,” “intends,” “believes” and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-KSB, including, but not limited to, statements regarding the future growth of our wireless product line; statements regarding future revenues from our products; statements regarding our ability to receive referrals from our channel partners; statements regarding our future success; statements regarding future costs; statements regarding future research and development efforts; statements regarding competition in the market for wireless products; statements regarding future patent applications; statements regarding future financial results; statements regarding future plans to extend our product line; statements regarding the sufficiency of our existing cash balances to fund our operations; and statements regarding the effect of future financings on our existing shareholders are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission.

Item 1: Description of Business

Background

UniPro Financial Services, Inc., ("UniPro", "we", "our" or the "Company") was organized under the laws of the State of Florida on June 17, 2003. Effective September 8, 2005 we entered into an agreement along with certain of our former shareholders in order to effectuate a change of control. As a result of this change of control, we paid off our liabilities and our remaining net assets, along with those of Upholdings, Inc., our wholly owned subsidiary, were transferred to two of those former shareholders as consideration for services provided. At that date, we had no remaining assets or liabilities.

Our Business

As of September 8, 2005, our board of directors determined that the implementation of the Company’s business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby UniPro will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth (“Acquisition Strategy”). We are engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. The operating activities prior to September 8, 2005 have been reported as discontinued operations on the Company’s consolidated statement of operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and reporting by Development Stage Enterprises”.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. UniPro utilizes several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Competition of Our Acquisition Strategy

In connection with our Acquisition Strategy, we expect to encounter intense competition from other entities having business objectives similar to ours, including: venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals. Many of these entities are well-established and have greater experience, financial resources and technical knowledge than us. Our limited financial resources may compel us to select certain less attractive acquisition prospects than those of our competitors.

Management believes that the future of the Company is dependent upon the consummation of a merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that we will be able to complete any merger, acquisition or other business combination between UniPro and a viable operating entity. Additionally, management believes that we may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination between UniPro and a viable operating entity. There can be no assurance that we will be able to successfully complete an equity or debt financing to complete an acquisition, merger or other business combination between UniPro and a viable operating entity.

Employees

We have a total of 2 employees. Both employees are considered part-time employees. We do not have any employees that are represented by a union or other collective bargaining group. We consider our relations with our employees to be good.

Risk Factors Affecting Operating Results and Market Price of Stock

You should carefully consider the risks described below before making an investment decision concerning the common stock of UniPro. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The Company Has Limited Resources

We have limited resources. For the fiscal years ended October 31, 2005 and October 31, 2004 the Company had no revenues from operations and is considered to be in the development stage effective September 8, 2005. For the fiscal years ended October 31, 2005 and October 31, 2004, we had net losses of $359,852 and $29,861, respectively.

Other than nominal interest income UniPro will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. Our current revenues will not be sufficient to fund further acquisitions. Based on our limited resources, we may not be able to effectuate its business plan and consummate any additional acquisitions. There can be no assurance that we will have sufficient financial resources to permit the achievement of our business objectives.

The Company May Not be Able to Continue as Going Concern

Based on our limited operations, revenues and assets there can be no assurance that UniPro will be able to continue as a going concern or complete a merger, acquisition or other business combination.

The Company Will Need Additional Financing in Order to Execute Its Business Plan

UniPro has had no earnings to date and will be entirely dependent upon its limited available financial resources to implement its acquisition strategy. We cannot ascertain with any degree of certainty the capital requirements for the successful execution of our acquisition strategy. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target.

Additional Financing May Not Be Available to the Company

There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans of further acquisitions, and would have minimal capital remaining to pursue other targets. The inability of UniPro to secure additional financing, if needed, could also have a material adverse effect on our continued development or growth. UniPro has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of UniPro.

The Company May Not Be Able to Borrow Funds

While there currently are no limitations on our ability to borrow funds, our limited resources and limited operating history will make it difficult to borrow funds. The amount and nature of any borrowings by UniPro will depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of UniPro. Our inability to borrow funds required to effect or facilitate an acquisition, or to provide funds for our operations, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject UniPro to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target may have already incurred borrowings and, therefore, we will be subjected to all the risks inherent thereto.

Competition for Acquisitions

UniPro expects to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital firms, partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of its competitors. This inherent competitive limitation may compel us to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

The Company May Be Subject to Uncertainty in the Competitive Environment of a Target

In the event that UniPro succeeds in completing an acquisition, we will, in all likelihood, become subject to intense competition from competitors of the target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of an acquisition, UniPro will have the resources to compete effectively in the industry of the target, especially to the extent that the target is in a high growth industry.

The Company May Pursue an Acquisition With a Target Operating Outside the United States: Special Additional Risks Relating to Doing Business in a Foreign Country

UniPro may effectuate an acquisition with a target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

John Vogel, our CEO, is Critical to the Future Success of the Company

The ability of UniPro to successfully carry out its business plan and to consummate additional acquisitions will be dependent upon the efforts of Mr. Vogel and our directors. Notwithstanding the significance of Mr. Vogel, we have not obtained any "key man" life insurance on his life. The loss of the services of Mr. Vogel would have a material adverse effect on our ability to successfully achieve our business objectives. If additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

There Exist Conflicts of Interest Relating to Mr. Vogel’s Time Commitment to the Company

Mr. Vogel is not required to commit his full time to the affairs of UniPro. Mr. Vogel will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of an acquisition may require a greater period of time than if Mr. Vogel devoted his full time to our affairs. However, Mr. Vogel will devote such time as he deems reasonably necessary to carry out the business and affairs of UniPro, including the evaluation of potential targets and the negotiation and consummation of acquisitions and, as a result, the amount of time devoted to the business and affairs of Unipro may vary significantly depending upon, among other things, whether we have identified a target or are engaged in active negotiation and consummation of an acquisition.

There Exist Risks to Stockholders Relating to Dilution

UniPro’s Certificate of Incorporation authorizes the issuance of 65,000,000 shares of common stock. As of January 17, 2006 there were: 5,309,868 shares of common stock issued and outstanding; 800,000 shares of common stock reserved for issuance upon the exercise of certain warrants and 941,238 shares of common stock reserved for issuance under our 2003 Stock Plan (as described below). Accordingly, we have 58,048,894 authorized shares of common stock available for issuance. Additionally, UniPro is authorized to issue 5,000,000 shares of preferred stock, of which 3,000,000 shares are designated as Series 1 and 2,000,000 shares are undesignated. The Series 1 preferred shares are convertible into 3 shares our common stock. To date, none of our preferred shares have been issued. Although we have no commitments as of this date to issue our securities, we will, in all likelihood, issue a substantial number of additional shares in connection with or following an acquisition. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their ownership interests in UniPro. Additionally, if UniPro issues a substantial number of shares of common stock in connection with or following an acquisition, a change in control of the Company may occur which may affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices for the common stock and could impair our ability to raise additional capital through the sale of its equity securities. We may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of UniPro.

The Uncertain Structure of an Acquisition May Result in Risks Relating to the Market for the Company's Common Stock

UniPro may form one or more subsidiary entities to effect an acquisition and may, under certain circumstances, distribute the securities of subsidiaries to the stockholders of the Company. There cannot be any assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if it did, any assurance as to the prices at which such securities might trade.

The Company Expects to Pay No Cash Dividends

UniPro does not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, the Board of Directors does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

Indemnification of Officers and Directors

UniPro’s Certificate of Incorporation provides for the indemnification of its officers and directors to the fullest extent permitted by the laws of the State of Florida. It is possible that the indemnification obligations imposed under these provisions could result in a charge against our earnings and thereby affect the availability of funds for other uses.

Taxation Considerations May Impact the Structure of an Acquisition and Post-merger Liabilities

Federal and state tax consequences will, in all likelihood, be major considerations for UniPro in consummating an acquisition. The structure of an acquisition or the distribution of securities to stockholders may result in taxation of UniPro, the target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. UniPro intends to structure any acquisition so as to minimize the federal and state tax consequences to both the us and the target. Management cannot assure that an acquisition will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

The Company May Be Deemed an Investment Company and Subjected to Related Restrictions

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. UniPro believes that its anticipated principal activities, which will involve acquiring control of an operating company, will not subject us to regulation under the Investment Company Act. Nevertheless, there can be no assurance that we will not be deemed to be an investment company. If UniPro is deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of UniPro as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on us.

You Should Not Rely on Forward-Looking Statements Because They Are Inherently Uncertain

This document contains certain forward looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described on the preceding pages and elsewhere in this document.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this document could have a material adverse effect on our business, operating results, financial condition and stock price.

Item 2: Description of Property

On September 8, 2005, we relocated our offices to 31200 Via Colinas, Suite 200, Westlake Village, CA 91362. UniPro is using a portion of the premises occupied by Castle Bison, Inc., one of our majority shareholders, pursuant to an oral month-to-month agreement. The shareholder has agreed to waive the payment of any rent for use of the offices and UniPro considers any use of the premises to be immaterial.

Item 3: Legal Proceedings

There is no litigation pending or threatened by or against UniPro.

Item 4: Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our 2005 fiscal year, no matters were submitted to a vote of security holders.

PART II

Item 5: Market For Registrant's Common Equity And Related Shareholder Matters.

Market Information

UniPro’s common stock, par value $.001 per share, is traded in the NASDAQ's Over-the-Counter Bulletin Board under the symbol "UPRO."

The following table sets forth the range of high and low prices for our common stock as reported by OTC website, OTCBB.com for our last two fiscal years with regards to the periods indicated. These prices represent reported transactions that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Bid Price
Period	High	Low

2005:
Fourth Quarter (1)	$1.45	$.55
Third Quarter (2)	1.15	.00
Second Quarter (3)	.00	.00
First Quarter (4)	1.01	.00

2004:
Fourth Quarter (1)	n/a	n/a
Third Quarter (2)	n/a	n/a
Second Quarter (3)	n/a	n/a
First Quarter (4)	n/a	n/a

[1]	Our Fourth Quarter ends Oct. 31
[2]	Our Third Quarter ends Jul. 31
[3]	Our Second Quarter ends Apr. 30
[4]	Our First Quarter ends. Jan. 31

As of January 17, 2006, 2006, the reported closing bid and ask prices on our common stock were $ .70 and $ .95, respectively.

Holders

As of January 17, 2006 UniPro’s common stock was held by approximately 337 record holders.

Recent Sales of Unregistered Securities

On September 12, 2005, we issued 118,762 shares of our common stock for consulting services performed in connection with the change in control transaction. The value of these consulting services totaled $178,143.

On September 30, 2005, we sold $100,000 of 6.45% convertible promissory notes and warrants to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share. Upon a future change of control, the principal balance including all accrued interest under the note shall convert into common stock at the lower of $1.00 per share or 90% of the price per share established for our common stock in connection with such transaction. If all principal and interest under the note is not paid by September 29, 2006, the note holder may convert the note into 10,000,000 shares of our common stock. The Warrant expires on the second anniversary of the date of issuance. The transaction is more fully explained in our Current Report filed on Form 8-K on October 6, 2005.

On October 28, 2005, we issued 41,939 shares of common stock for legal services provided in connection with the change in control transaction and the discontinuance of operations. The value of those legal services totaled $37,745.

Dividends

UniPro has not paid any cash dividends to date, and has no plans to do so in the immediate future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

Overview

Effective September 8, 2005 we entered into an agreement along with certain of our shareholders in order to effectuate a change of control. As a result of this change of control, we paid off our liabilities and our remaining net assets, along with those of Upholdings, Inc., were transferred to two of those shareholders as consideration for services provided. These assets consisted of shares of restricted stock in other unrelated corporations. At that date, we had no assets or liabilities.

We are now pursuing a new business plan which is an Acquisition Strategy as described above. Accordingly, the operating activities prior to September 8, 2005 have been reported as discontinued operations on the Company’s consolidated statement of operations. We are now considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and reporting by Development Stage Enterprises”.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended October 31, 2005, as compared to those policies disclosed in the October 31, 2004 financial statements filed in our Annual Report on Form 10-KSB with the SEC on December 28, 2004.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes and the value of warrants issued in conjunction with convertible debt. Actual results could differ from those estimates.

Cash and Equivalents - Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Stock Based Compensation - UniPro uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Going Concern

We are currently in the process of changing our business plan. At present, we have sufficient capital on hand to fund our operations only through October of 2006. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Plan of Operation

UniPro is pursuing an Acquisition Strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We are primarily engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Results of Operations

On September 8, 2005 we discontinued our prior operations of providing financial services and are pursuing an Acquisition Strategy which we now consider our operations. As a result, all references of operations contained herein refer to our current operations of implementing our Acquisition Strategy unless specifically state otherwise.

We had no revenues from operations. There were no revenues in the comparable prior period since we discontinued those prior operations on September 8, 2005. We do not anticipate generating any revenues during fiscal year 2006 or in the foreseeable future.

During fiscal 2005, we incurred operating expenses of $52,033, comprised primarily of professional fees. There were no similar expenses in the comparable prior period since we discontinued those prior operations on September 8, 2005. We anticipate our operating expenses to increase during fiscal year 2006 as a result of increased professional fees associated with the investigation and due diligence of possible businesses to be acquired pursuant to our Acquisition Strategy.

For fiscal 2005, we incurred a loss from continuing operations of $52,033. There was no similar operating loss in the comparable prior period since we discontinued those prior operations on September 8, 2005. As a result of increased expenses from our Acquisition Strategy, we anticipate increased losses from operations during fiscal 2006.

For the years ended October 31, 2005 and 2004, we incurred losses from discontinued operations of $303,938 and $29,861, respectively. Effective September 8, 2005, we discontinued our prior operations of providing financial services. The operating activities prior to September 8, 2005 have been reported as discontinued operations.

Liquidity and Capital Resources

As of October 31, 2005, UniPro had working capital of $22,814. While this working capital will satisfy our immediate financial needs, it may not be sufficient to provide the Company with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next 6 months, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

During fiscal 2005, we satisfied our working capital needs from: (i) cash on hand at the beginning of the year; and (ii) gross proceeds from the sale of a debenture and common share purchase warrants totaling $100,000, disclosed on Our Form 8-K Filing on October 6, 2005. Pursuant to the debenture, we are obligated to repay the holder $100,000, plus accrued interest at the rate of 6.45%, on or before the maturity date of September 29, 2006. In the event the debenture is not repaid, it is convertible at the option of the holder into 10,000,000 of our common stock. The terms and conditions associated with the debenture are more fully explained in our Current Report filed on Form 8-K on October 6. 2005.

ITEM 7.  Financial Statements

Our audited financial statements appear beginning on page F-1 of this report.

ITEM 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulation of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

ITEM 8B.  Other Information

We did not hold an annual meeting of shareholders during fiscal 2005. Therefore, in accordance with Rule 14a-5(f) under the Exchange Act and our bylaws, our board of directors shall determine a date a reasonable period prior to our next annual meeting of shareholders by which date all shareholder proposals for such annual meeting must be submitted.

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors, executive officers and significant employees for the fiscal year ended October 31, 2005. Except as noted below each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Name of Directors and Executive Officers:	Age	Position

John Vogel	52	Chief Executive Officer, President, Secretary and Chairman

Robert Scherne	49	Chief Financial Officer

Vince Finnegan	63	Director

Biographical information for directors and executive officers:

Mr. John Vogel has served as our Chief Executive Officer on a part-time basis since September 8, 2005. Mr. Vogel has also been a director and co-founder of Century 21 Ability, Inc. from the period 1996 to December 2005. Mr. Vogel has over 30 years of experience in marketing and sales, including 13 years at World Savings Bank (WSB); VP District and VP Regional Loan Origination and VP Sales Manager and VP of Real Estate (Owned).

Mr. Robert C. Scherne has served as our Chief Financial Officer on a part-time basis since September of 2005. Mr. Scherne has been the principal of Robert C. Scherne, CPA, PC, since March 2003. Prior to that, Mr. Scherne was employed as an accountant by Merdinger, Fruchter Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm Grossman, Russo & Shapiro from July 1986 until November 2002; and by L.H. Frishkoff &Co. and its successor firm A. Uzzo &Co. from July 1978 to June 1986. Mr. Scherne holds a BBA in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Mr. Vincent Finnegan has served on Our board of directors since September of 2005. Mr. Finnegan has been employed by Wells Fargo since August of 2005. Prior to that, Mr. Finnegan was employed by Santa Barbara Bank and Trust. At Santa Barbara Bank and Trust he was responsible for trust development from November of 2004 until January of 2005. Also, Mr. Finnegan served as a Regional Vice President of Sales at Phoenix Life Insurance Group from August of 1999 until October of 2003. Mr. Finnegan holds a Juris Doctorate from Chicago Kent College of Law and an MBA from Iona College Graduate School of Business.

No director, executive officer, promoter or control person of UniPro has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "Commission") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any directors and executive officers of Unipro.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by us, or written representations from certain reporting persons, UniPro believes that during the fiscal year ended October 31, 2005 all filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

ITEM 10.  Executive Compensation

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers of Unipro who earned over $100,000 in salary and bonus in the fiscal year ended October 31, 2005 (together the “Named Executive Officers”).

Long-Term Compensation
	Annual Compensation						Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)(1)
John Vogel (1) Chief Executive Officer	2005 2004 2003	$	— — —	$	— — —	— — —	— — —	— — —	— — —	$	— — —

Harvey Judkowitz (2) Chief Executive Officer	2005 2004 2003		$25,833 — —	$	— — —	— — —	— — —	— — —	— — —	$	— — —

(1)	Mr. Vogel was appointed as our Chief Executive Officer on September 8, 2005.
(2)	Mr. Judkowitz served as our Chief Executive Officer from inception until September of 2005.

Option Grants in Last Fiscal Year

The following tables set forth certain information for the Named Executive Officers with respect to grants and exercises in fiscal 2005 of options to purchase our Common Stock.:

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
John Vogel	—	—%	$—	—

Harvey Judkowitz	—	—%	$—	—

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of the Named Executive Officers exercised an outstanding stock option in fiscal 2005. The following table sets forth certain information for the Named Executive Officers with respect to securities underlying unexercised options at the end of fiscal 2005.

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John Vogel	—	—	—	—	—	—

Harvey Judkowitz	—	—	—	—	—	—

Compensation of Directors

For the fiscal year ended October 31, 2005, Unipro paid no compensation to the directors of the Company for their services as directors of Unipro Financial Services, Inc.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 17, 2006, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of that class of our stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

The table is based on information provided to us or filed with the Securities and Exchange Commission (“SEC”) by our directors, executive officers and principal shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares, shares of common stock, issuable upon exercise of options or warrants that are currently exercisable or are exercisable within 60 days after January 17, 2006 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other shareholder. Unless otherwise indicated, the address for each shareholder listed in the following table is c/o UniPro Financial Service, Inc., 31200 Via Colinas, Suite 200, Westlake Village, CA 91362

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number (1)	Percentage (1)
Jaybelle, Inc.	1,970,000	37.1%
SJ Investments, Inc.	800,000	15.1
Castle Bison, Inc.	780,000	14.7
John Vogel*	—	—
All directors and executive officers as a group (3 persons)*	—	—

*	less than 1%

(1)	Applicable percentage of ownership is based on 5,309,868 shares of our common stock outstanding as of January 17, 2006 2006, together with applicable options and warrants for such shareholder.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2003 Equity Incentive Plan as of October 31, 2005.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Warrants, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	$—	941,238
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	$—	941,238

Description of Equity Compensation Plans Approved By Shareholders

We have one equity compensation plan which is the Unipro Financial Services, Inc. 2003 Equity Incentive Plan. (the “2003 Stock Plan”) The 2003 Stock Plan was adopted and approved by our shareholder in 2003. Pursuant to the 2003 Stock Plan, we reserved 1,000,000 shares of our common stock for issuance of which 941,238 remain available for future grants. To date we have issued 58,762 common shares under the plan.

The 2003 Stock Plan allows our board of directors, or a committee established by our board, to award stock and stock options from time to time to our employees, officers, directors and consultants. The board has the power to determine at the time an option is granted whether the option will be an incentive stock option, which is an option which qualifies under Section 422 of the Internal Revenue Code of 1986, or an option which is not an incentive stock option. Incentive stock options may only be granted to persons who are our employees. Vesting provisions are determined by our board at the time options are granted. Options may be exercisable by the payment of cash or by other means as authorized by the committee or our board of directors.

On March 8, 2004, we filed with the SEC a registration statement on form S-8 for the purpose of registering the common shares issuable under our 2003 Stock Plan under the Securities Act.

ITEM 12.  Certain Relationships and Related Transactions

On September 8, 2005, we relocated our offices to 31200 Via Colinas, Suite 200, Westlake Village, CA 91362. UniPro is using a portion of the premises occupied by Castle Bison, Inc., one of our majority shareholders. The shareholder has agreed to waive the payment of any rent for use of the offices and UniPro considers any use of the premises to be immaterial..

ITEM 13.  Exhibits.

The following exhibits are hereby filed as part of this Annual Report on Form 10-KSB or incorporated by reference.

Exhibit Number:	Description

3.1	Articles of Incorporation of Unipro Financial Services, Inc. dated June 17, 2003 (1)

3.3	Bylaws of Unipro Financial Services, Inc., dated June 18, 2003 (1)

4.1	Specimen Stock Certificate (1)

4.2	Specimen Agreement for a Reemable Unit Warrant (2)

5.1	Unipro Financial Services, Inc., 2003 Equity Incentive Plan dated June 18, 2003 (1)

10.1	Securities Purchase Agreement dated as of September 1, 2005 by and amount Registrant, Lomond International., and certain majority shareholders of the Registrant. (2)

10.2	Note Purchase Agreement entered into between Registrant and Oceanus Value Fund, L.P. dated September 30, 2005 (3)

10.3	Convertible Debenture dated September 30, 2005 granted to Oceanus Value Fund, L.P. (3)

10.4	Common Stock Purchase Warrant dated September 30, 2005 granted to Oceanus Value Fund, L.P. (3)

17.1	Resignation of Director - Paul Gaulant effective September 8, 2005 (2)

17.2	Resignation of Director - Harvey Judkowitz effective September 8, 2005 (2)

23	Consent of Berkovits, Lago & Company, LLP *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Document filed herewith
1	Documents previously filed with our Form 10SB12 filed December 4, 2004; our S-8 Registration Statement filed March 8, 2004 and our Form 10QSB filed on May 24, 2004 and incorporated herein
2	Documents previously filed with our Form 8-K filing of September 14, 2005 and incorporated herein by reference
3	Documents previously filed with our Form 8-K filing of October 6, 2005 and incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Summary of Fees

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2005 and 2004 fiscal years:

Type of Fees	Fiscal Year 2005	Fiscal Year 2004
Audit Fees	$15,000	$9,200
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$15,000	$9,200

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by Berkovits, Lago & Company, LLP and has determined that the provision of such services to us during fiscal 2005 is compatible with and did not impair Berkovits, Lago & Company, LLP’s independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the Securities and Exchange Commission. Berkovits, Lago & Company, LLP did not provide us with any non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIPRO FINANCIAL SERVICE, INC

Dated: January 25, 2006	By:	/S/ John Vogel
John Vogel President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John Vogel and Robert Scherne and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on the behalf of the registrant in the capacities indicated below and on the dates stated.

Signature	Title	Date

/S/ John Vogel John Vogel	President, Chief Executive Officer and Chairman (Principal Executive Officer)	January 25, 2005

/S/ Robert Scherne Robert Scherne	Chief Financial Officer (Principal Financial and Accounting Officer)	January 25, 2006

/S/ Vincent Finnegan Vincent Finnegan	Director	January 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of Directors and
Stockholders of UniPro Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of UniPro Financial Services, Inc. (“the Company”) as of October 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended October 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not require to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the financial statements, includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UniPro Financial Services, Inc. as of October 31, 2005, and the results of its operations and its cash flows for each of the years ended October 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s limited operations, lack of sufficient working capital, and recurring losses form operations in the development stage raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkovits, Lago & Company, LLP
Berkovits, Lago & Company, LLP

Ft. Lauderdale, Florida January 19, 2006

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$99,959

Total assets	$99,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$14,713
Convertible note payable, net of unamortized debt
discount of $37,568	62,432

Total current liabilities	77,145

Stockholders' equity:
Preferred stock, Series 1 $0.001 par value; 3,000,000 shares
authorized, none issued and outstanding	—
Preferred stock, undesignated, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 65,000,000 shares
authorized, 5,309,868 shares issued and outstanding	5,310
Additional paid-in capital	409,817
Accumulated deficit prior to development stage	(336,399)
Deficit accumulated during the development stage	(55,914)

Total stockholders' equity	22,814

Total liabilities and stockholders' equity	$99,959

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative Period
			from September 8, 2005
			(Reestablishment of
			Development Stage
			Company) to
	For the Years Ended October 31,		October 31,
	2005	2004	2005

Operating expenses:
Professional fees	47,745	—	47,745
Other general and administrative	4,288	—	4,288

Total operating expenses	52,033	—	52,033

Loss from continuing operations before interest and
discontinued operations	(52,033)	—	(52,033)

Interest expense, net	3,881	—	3,881

Loss from continuing operations before discontinued
operations	(55,914)	—	(55,914)

Loss from discontinued operations	(303,938)	(29,861)	—

Net loss	$(359,852)	$(29,861)	$(55,914)

Basic and fully diluted net loss per share
Loss before discontinued operations	$(0.01)	$—
Loss from discontinued operations	(0.06)	(0.01)
	$(0.07)	$(0.01)

Weighted average number of shares used in computing
basic and fully diluted loss per share amounts	5,313,757	5,537,760
The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
				Accumulated Deficit
			Additional	Prior to	During	Total
	Common Stock		Paid-In	Development	Development	Stockholders'
	Shares	Amount	Capital	Stage	Stage	Equity

Balance, November 1, 2003	5,492,500	$5,493	$6,105	$(2,600)	$—	$8,998

Additional paid in capital - contributed
as rent	—	—	900	—	—	900

Common stock issued for cash	16,667	16	9,984	—	—	10,000

Common stock issued for services	50,000	50	9,950	—	—	10,000

Sale of unit warrants	—	—	35,000	—	—	35,000

Net loss	—	—	—	(29,861)	—	(29,861)

Balance, October 31, 2004	5,559,167	5,559	61,939	(32,461)	—	35,037

Cancellation of shares	(425,000)	(425)	425	—	—	—

Modification of terms of existing warrants	—	—	77,258	—	—	77,258

Common stock issued for services	133,762	134	191,509	—	—	191,643

Net loss for the period from November 1,						—
2004 to September 8, 2005	—	—	—	(303,938)	—	(303,938)

Balance, September 8, 2005	5,267,929	5,268	331,131	(336,399)	—	—

Common stock issued for services	41,939	42	37,703	—	—	37,745

Warrants issued with debt	—	—	40,983	—	—	40,983

Net loss for the period September 8,
2005 (reestablishment of Development
Stage Company) to October 31, 2005	—	—	—	—	(55,914)	(55,914)

Balance, October 31, 2005	5,309,868	$5,310	$409,817	$(336,399)	$(55,914)	$22,814

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period
			from September 8, 2005
			(Reestablishment of
			Development Stage
			Company) to
	For the Years Ended October 31,		October 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,852)	$(29,861)	$(55,914)
Add: loss from discontinued operations	303,938	29,861	—
Loss from continuing operations	(55,914)	—	(55,914)
Adjustments to reconcile net loss to net cash and cash
equivalents used in operating activities:
Stock issued for services	37,745	—	37,745
Amortization of debt discount	3,415	—	3,415
Changes in operating assets and liabilities:
Increase in accounts payable	14,713	—	14,713

Net cash used in continuing operations	(41)	—	(41)

Net cash used in discontinued operations	(29,302)	(33,278)	—

Net cash used in operating activities	(29,343)	(33,278)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock and warrants	—	55,000	—
Proceeds from issuance of convertible note	100,000	—	100,000
Payments of note	(22,500)	—	—

Net cash provided by financing activities	77,500	55,000	100,000

Net increase in cash	48,157	21,722	99,959

Cash and cash equivalents, beginning of period	51,802	30,080	—

Cash and cash equivalents, end of period	$99,959	$51,802	$99,959

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,605	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005

Note 1 - Organization and Summary of Significant Accounting Policies

Organization:

UniPro Financial Services, Inc. (“we”, “us”, “our company” or “UniPro”) was incorporated in the State of Florida on June 17, 2003 primarily to engage in offering a variety of financial and related services to the general business public.

In April 2004 we incorporated a wholly-owned subsidiary, Upholdings, Inc., in the State of Florida. We transferred all of the existing third party agreements and other assets to this subsidiary.

On September 8, 2005, a third party acquired a majority of our outstanding common stock from certain major shareholders. As a result of this change of control, we paid off our liabilities and our remaining net assets, along with those of Upholdings, Inc., were transferred to two of the major shareholders as consideration for services provided. At that date, we had no remaining assets or liabilities.

Nature of Operations

Management obtained its initial strategic business-consulting contract in July 2004. Until the time of the change of control described above, UniPro was developing a diversified financial services business, using a business strategy of creating new enterprises or acquiring operating entities; incorporating both private and public market financing techniques. Our initial business operations included the development and operation of a marketing plan for the commercial exploitation of a proprietary CRM (Customer Relations Management) System, the eBroker system. Our board of directors has determined that the implementation of the Company’s business plan was no longer financially feasible. We are now pursuing an acquisition strategy, whereby Unipro will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. The operating activities prior to September 8, 2005 have been reported as discontinued operations on the Company’s consolidated statement of operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and reporting by Development Stage Enterprises”.

Going Concern Issue

We are a development stage company with no current revenue, limited operations and limited assets. At present, we have sufficient capital on hand to fund our operations only through October of 2006. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

UniPro is pursuing an acquisition strategy (“Acquisition Strategy”), whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We are primarily engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Use of Estimates.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes, and the value of warrants issued in conjunction with convertible debt. Actual results could differ from those estimates.

Income Taxes

UniPro follows SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Net Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the year ended October 31, 2005 800,000 warrants were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were 700,000 potentially dilutive securities at October 31, 2004.

Comprehensive Income

A statement of comprehensive income is not presented in our financial statements since we did not have any of the items of other comprehensive income in any period presented.

Reclassifications

Certain prior period items have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. UniPro has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for UniPro effective the first interim period that starts after December 15, 2005. UniPro has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company’s overall results of operations and financial position due to the possible issuance of more warrants in the future.
.
In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities”. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R). Unipro believes that the application of SAB 107 may be significant to our overall results of operation and financial position due to the possible use of share based payment transactions in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Unipro  has evaluated the impact of SFAS 154 and does not believe the impact will be significant to our overall results of operation or financial position.

Note 2 - Notes Payable

We were obligated under a promissory note in the amount of $22,500 due to a stockholder that matured on or before October 31, 2005. The note bore interest at 6% and was repaid in April, 2005.

On September 30, 2005, we entered into a Note Purchase Agreement pursuant to which we received $100,000 from an investor in exchange for a 6.45% convertible promissory note due September 29, 2006 and a warrant to purchase 100,000 shares of our common stock at $1.00 per share. Upon a change of control of Unipro, the principal balance, including all accrued interest under the note, shall convert into common stock at the lower of $1.00 per share or 90% of the price per share established for our common stock in connection with the change of control transaction. If there is no change of control, the note shall be due on the maturity date. If all principal and interest under the note is not paid within five days of the maturity date, the note holder may convert the note into 10,000,000 shares of our common stock. The warrant expires on the second anniversary of the date of issuance.

In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant based on its relative fair value, which totaled $40,983 using the Black Scholes option pricing model at the date of issue based on the following assumptions :  (1) risk free interest rate of 4.1% (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 155%; and (4) an expected life of the warrants of 2 years. The remaining balance was allocated to the convertible debt instrument. Accordingly, the note payable was discounted by $40,983. The discount will be amortized over the term of the note to its maturity date.

Note 3 - Provision For Income Taxes

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended October 31, 2005 and 2004 follows:

	October 31, 2005	October 31, 2004
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(8)%	(8)%
Valuation allowance	43%	43%
Effective income tax rate	0%	0%

Significant components of deferred tax assets and liabilities are as follows:

	October 31, 2005	October 31, 2004
Deferred tax assets (liabilities):
Net operating loss carryforwards	$109,000	$11,000
Valuation allowance	(109,000)	(11,000)
Net deferred tax assets	$—	$—

The company has net operating loss carryforwards of approximately $312,000 expiring in the year 2025. Utilization of net operating losses is subject to limitations pursuant to IRC section 382.

Note 4 - Discontinued Operations

Until the time of the change of control described in Note 1, UniPro was developing a diversified financial services business, using a business strategy of creating new enterprises or acquiring operating entities; incorporating both private and public market financing techniques. Our board of directors has determined that the implementation of the Company’s business plan was no longer financially feasible and we are now pursuing an acquisition strategy, whereby Unipro will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. The operating activities prior to September 8, 2005 have been reported as discontinued operations on the Company’s consolidated statement of operations.

Note 5 - Stockholders’ Equity

Our certificate of incorporation authorizes the issuance of 65,000,000 shares of common stock, par value $0.001

We are authorized to issue 5,000,000 shares of preferred stock, par value $0.001, of which 3,000,000 shares are designated as Series 1 and 2,000,000 shares are undesignated. The Series 1 preferred shares are convertible into 3 shares of our common stock. To date, none of our preferred shares have been issued.

On March 16, 2005 two shareholders voluntarily cancelled a total of 425,000 unregistered shares of our common stock.

On June 24, 2005 the Board of directors granted and caused to be issued 65,000 unrestricted shares of our Common Stock, along with 190,000 stock options, pursuant to our 2003 Equity Incentive Plan. On July 18, 2005 the Board, with the consent of the individual grantees, cancelled all of those shares and options with the exception of 15,000 shares granted to a third party consultant for services rendered through June 30, 2005. The 15,000 shares of stock were valued at $13,500.

In July, 2005 the Board of Directors extended the term of 100,000 warrants issued in July 2004 for an additional two years. As a result of this modification, an expense of $77,258 was recorded, based on the fair value of the modified award using the Black Scholes option pricing model at the date of modification based on the following assumptions:  (1) risk free interest rate of 4.1% (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 175%; and (4) an expected life of the warrants of 2 years.

On September 12, 2005 we issued an aggregate of 118,762 shares of common stock, valued at $178,143, for consulting services.

On September 30, 2005 we issued a warrant to purchase 100,000 shares of our common stock at $1.00 per share. The warrant was issued in conjunction with the convertible note described in Note 2. The warrant expires on the second anniversary of the date of issuance.

On October 31, 2005 we issued 41,939 shares of common stock in payment of legal services in the amount of $37,745.

Note 6 - Common Share Warrants Issued

The following table summarizes information on all common share purchase warrants issued by the company for the periods ended October 31, 2005 and 2004.

	October 31, 2005		October 31, 2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	700,000	$6.07	—	$—
Granted during the period	100,000	1.00	700,000	6.07
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	800,000	5.44	700,000	6.07
Exercisable at end of the period	800,000	$5.44	700,000	$6.07

The number and weighted average exercise prices of all stock purchase warrants outstanding as of October 31, 2005 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$1.00	100,000	1.9	$1.00
5.00	100,000	1.8	5.00
6.25	600,000	1.8	6.25

Note 7 - Related Party Transactions

Unipro is using a portion of the premises occupied by one of our majority shareholders, pursuant to an oral month-to-month agreement. The shareholder has agreed to waive the payment of any rent for use of the offices and Unipro considers any use of the premises to be immaterial.