Form 10QSB
period 2006-01-31
UNIPRO FINANCIAL SERVICES INC
filed 2006-03-17
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2006
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

UniPro Financial Services, Inc.
(Name of small business issuer in its charter)

Florida	65-1193022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31200 Via Colinas, Suite 200 Westlake Village, California	91362
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (818) 597-7552

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No ☐

As of February [____], 2006 there were [________] shares of common stock, $.001 par value, issued and outstanding.

UniPro Financial Services, Inc.

Table of Contents
		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements [Unaudited]:

	Consolidated Balance Sheet as of January 31, 2006	2

	Consolidated Statements of Operations
	Three and Nine months Ended January 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows
	Nine months Ended January 31, 2006 and 2005	4

	Consolidated Statements of Changes in Stockholders' Equity
	Nine months Ended January 31, 2006 and 2005	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	11

PART II -	OTHER INFORMATION

Item 1.	Legal Pproceediings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders.	11

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

PART I - Financial Information

Item 1. Financial Statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
JANUARY 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$84,481

Total assets	$84,481

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$24,761
Convertible note payable, net of unamortized debt
discount of $37,568	72,678

Total current liabilities	97,439

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par value; 65,000,000 shares
authorized, 5,309,868 shares issued and outstanding	5,310
Additional paid-in capital	409,817
Accumulated deficit prior to development stage	(336,399)
Deficit accumulated during the development stage	(91,686)

Total stockholders' deficit	(12,958)

Total liabilities and stockholders' deficit	$84,481

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended January 31,		Cumulative Period from September 8, 2005 (Reestablishment of Development Stage Company) to January 31,
	2006	2005	2006

Operating expenses:
Professional fees	15,850	-	63,595
Other general and administrative	8,349	-	12,637

Total operating expenses	24,199	-	76,232

Loss from continuing operations before interest and
discontinued operations	(24,199)	-	(76,232)

Interest expense, net	11,573	-	15,454

Loss from continuing operations before discontinued
operations	(35,772)	-	(91,686)

Income from discontinued operations	-	1,954	-

Net (loss) income	$(35,772)	$1,954	$(91,686)

Basic and fully diluted net (loss) income per share
Loss before discontinued operations	$(0.01)	$-
Income from discontinued operations	-	0.00
	$(0.01)	$0.00

Weighted average number of shares used in computing
basic and fully diluted (loss) income per share amounts	5,309,868	5,559,167

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended January 31,		Cumulative Period from September 8, 2005 (Reestablishment of Development Stage Company) to January 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(35,772)	$1,954	$(91,686)
Less: income from discontinued operations	-	(1,954)	-
Loss from continuing operations	(35,772)	-	(91,686)
Adjustments to reconcile net loss to net cash and cash
equivalents used in operating activities:
Stock issued for services	-	-	37,745
Amortization of debt discount	10,246	-	13,661
Changes in operating assets and liabilities:
Increase in accounts payable	10,048	-	24,761

Net cash used in continuing operations	(15,478)	-	(15,519)

Net cash used in discontinued operations	-	(4,874)	-

Net cash used in operating activities	(15,478)	(4,874)	(15,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note	-	-	100,000

Net (decrease) increase in cash	(15,478)	(4,874)	84,481

Cash and cash equivalents, beginning of period	99,959	51,802	-

Cash and cash equivalents, end of period	$84,481	$46,928	$84,481

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated Deficit
	Common Stock		Additional Paid-In	Prior to Development	During Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, November 1, 2003	5,492,500	$5,493	$6,105	$(2,600)	$-	$8,998

Additional paid in capital - contributed
as rent	-	-	900	-	-	900

Common stock issued for cash	16,667	16	9,984	-	-	10,000

Common stock issued for services	50,000	50	9,950	-	-	10,000

Sale of unit warrants	-	-	35,000	-	-	35,000

Net loss	-	-	-	(29,861)	-	(29,861)

Balance, October 31, 2004	5,559,167	5,559	61,939	(32,461)	-	35,037

Cancellation of shares	(425,000)	(425)	425	-	-	-

Modification of terms of existing warrants	-	-	77,258	-	-	77,258

Common stock issued for services	133,762	134	191,509	-	-	191,643

Net loss for the period from November 1, 2004 to September 8, 2005	-	-	-	(303,938)	-	(303,938)

Balance, September 8, 2005	5,267,929	5,268	331,131	(336,399)	-	-

Common stock issued for services	41,939	42	37,703	-	-	37,745

Warrants issued with debt	-	-	40,983	-	-	40,983

Net loss for the period September 8, 2005 (reestablishment of Development Stage Company) to October 31, 2005	-	-	-	-	(55,914)	(55,914)

Balance, October 31, 2005	5,309,868	5,310	409,817	(336,399)	(55,914)	22,814

Net loss (unaudited)	-	-	-	-	(35,772)	(35,772)

Balance, January 31, 2006 (unaudited)	5,309,868	$5,310	$409,817	$(336,399)	$(91,686)	$(12,958)

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2006

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

On September 8, 2005, a third party acquired a majority of our outstanding common stock from certain major shareholders. As a result of this change of control, we paid off our liabilities and our remaining net assets, along with those of Upholdings, Inc., were transferred to two of the major shareholders as consideration for services provided. These assets consisted of shares of stock in other corporations. At that date, we had no assets or liabilities.

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

Basis of Presentation

The accompanying unaudited financial statements as of January 31, 2006 and for the three month periods ended January 31, 2006 and 2005 and from reestablishment of development stage (September 8, 2005) to January 31, 2006 have been prepared by Unipro pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended October 31, 2005 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended January 31, 2006 are not necessarily indicative of the results to be expected for the pending full year ending October 31, 2006.

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

UniPro is pursuing an acquisition strategy (“Acquisition Strategy”), whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We are primarily engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing..

Use of Estimates.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes, our stock expenses related to compensation to consultants and third parties and the value of warrants issued in conjunction with convertible debt. Actual results could differ from those estimates.

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

For the three months ended January 31, 2006 800,000 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were 700,000 potentially dilutive securities at January 31, 2005.

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

In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant based on its relative fair value, which totaled $40,983 using the Black Scholes option pricing model at the date of issue based on the following assumptions :  (1) risk free interest rate of 4.1% (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 155%; and (4) an expected life of the warrants of 2 years. The remaining balance was allocated to the convertible debt instrument. Accordingly, the note payable was discounted by $40,983. The discount is being amortized over the term of the note to its maturity date. Amortization of the discount was $10,246 for the three months ended January 31, 2006.

Note 3 - Discontinued Operations

Until the time of the change of control described in Note 1, UniPro was developing a diversified financial services business, using a business strategy of creating new enterprises or acquiring operating entities; incorporating both private and public market financing techniques. Our board of directors has determined that the implementation of the Company’s business plan was no longer financially feasible and we are now pursuing an acquisition strategy, whereby Unipro will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. The operating activities prior to September 8, 2005 have been reported as discontinued operations on the Company’s consolidated statement of operations and cash flows.

Note 4 - Stockholders’ Equity

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which the management of Unipro Financial Services, Inc., (the "Company" or "UniPro") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005, which is incorporated herein by reference.

Discontinued Operations

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

Our Business

As of September 8, 2005, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby UniPro will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth (“Acquisition Strategy”). We are engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. The operating activities prior to September 8, 2005 have been reported as discontinued operations on the Company's consolidated statement of operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and reporting by Development Stage Enterprises”.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the period ended January 31, 2006, as compared to those policies disclosed in the October 31, 2005 financial statements filed in our Annual Report on Form 10-KSB with the SEC on January 27, 2006.

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

For the three month periods ended January 31, 2006, we had no revenues from operations. There were no revenues in the comparable prior period since we discontinued those prior operations on September 8, 2005. We do not anticipate generating any revenues during fiscal year 2006 or in the foreseeable future.

Operating expenses for the three month periods ended January 31, 2006 were $24,199. There were no expenses in the comparable prior period since we discontinued those prior operations on September 8, 2005. The operating expenses consist primarily of professional fees of $15,850 and compensation expense of $4,250. We anticipate our operating expenses to increase during fiscal year 2006 as a result of increased professional fees associated with the investigation and due diligence of possible businesses to be acquired pursuant to our Acquisition Strategy.

For the three month periods ended January 31, 2006, the Company had net losses of $35,772. There was no similar operating loss in the comparable prior period since we discontinued those prior operations on September 8, 2005. As a result of increased expenses from our Acquisition Strategy, we anticipate increased losses from operations during fiscal 2006.

Liquidity and Capital Resources

During the three month period ended January 31, 2006, the Company satisfied its working capital needs from cash on hand at the beginning of the period. As of January 31, 2006, the Company had cash on hand in the amount of $84,481. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

Management believes that the successful implementation of the Company's Acquisition Strategy will allow UniPro to increase revenues and earnings and achieve profitability. However, there can be no assurances that UniPro will successfully complete any Transaction or that if we can complete a transaction that the business of the target company will enable UniPro to achieve profitability.

Forward Looking Statements Disclosure

This report on Form 10-QSB contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

Item 3. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB or incorporated by reference.

Exhibit Number:	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

UNIPRO FINANCIAL SERVICES, INC

Date: March 17, 2006	/s/ John Vogel
Chief Executive Officer and

Date: March 17, 2006	/s/ Robert Scherne
Chief Financial Officer
(Principal Accounting Officer)