Form 10QSB/A
period 2006-01-31
UNIPRO FINANCIAL SERVICES INC
filed 2006-03-20
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

As of March 17, 2006 there were 5,309,868 shares of common stock, $.001 par value, issued and outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (th "Amendment") to the Company's quarterly report on Form 10-QSB for the quarter ended January 31, 2006 (the "Form 10-QSB") is beling filed soley to provide information inadvertantly omitted from the cover page of our previous filing.

UniPro Financial Services, Inc.

Table of Contents
		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements [Unaudited]:

	Consolidated Balance Sheet as of January 31, 2006	2

	Consolidated Statements of Operations
	Three and Nine months Ended January 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows
	Nine months Ended January 31, 2006 and 2005	4

	Consolidated Statements of Changes in Stockholders' Equity
	Nine months Ended January 31, 2006 and 2005	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	11

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders.	11

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

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

Forward Looking Statements Disclosure

This report on Form 10-QSB/A contains, in addition to historical information, Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). You can identify these forward-looking statements when you see words such as "expect," "anticipate," "estimate," "may," "plans," "believe," and other similar expressions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock," contained in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

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

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB/A or incorporated by reference.

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

UNIPRO FINANCIAL SERVICES, INC

Date: March 17, 2006	/s/ John Vogel
Chief Executive Officer and

Date: March 17, 2006	/s/ Robert C. Scherne
Chief Financial Officer
(Principal Accounting Officer)