Form 10QSB
period 2006-04-30
UNIPRO FINANCIAL SERVICES INC
filed 2006-06-14
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2006
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

As of June 14, 2006 there were 5,319,868 shares of common stock, $.001 par value, issued and outstanding.

UniPro Financial Services, Inc.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheet as of April 30, 2006	3

	Consolidated Statements of Operations
	Three and six months ended April 30, 2006 and 2005 and for the period from September 8, 2005
	(reestablishment of development stage company) to April 30, 2006	4
	Consolidated Statements of Cash Flows
	Six months ended April 30, 2006 and 2005 and for the period from September 8, 2005
	(reestablishment of development stage company) to April 30, 2006	5
	Consolidated Statements of Changes in Stockholders' Equity (Deficit)
	For the period from November 1, 2004 through April 30, 2006	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	12

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders.	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
APRIL 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$71,285

Total assets	$71,285

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$41,975
Convertible note payable, net of unamortized debt
discount of $17,076	82,924

Total current liabilities	124,899

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par value; 65,000,000 shares
authorized, 5,319,868 shares issued and outstanding	5,320
Additional paid-in capital	415,307
Accumulated deficit prior to development stage	(336,399)
Deficit accumulated during the development stage	(137,842)

Total stockholders' deficit	(53,614)

Total liabilities and stockholders' deficit	$71,285

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative Period
					from September 8, 2005
					(Reestablishment of
					Development Stage
	For the Three Months		For the Six Months		Company) to
	Ended April 30,		Ended April 30,		April 30,
	2006	2005	2006	2005	2006

Operating expenses:
Professional fees	19,513	-	35,363	-	83,108
Other general and administrative	15,128	-	23,477	-	27,765

Total operating expenses	34,641	-	58,840	-	110,873

Loss from continuing operations before interest and
discontinued operations	(34,641)	-	(58,840)	-	(110,873)

Interest expense, net	11,515	-	23,088	-	26,969

Loss from continuing operations before discontinued
operations	(46,156)	-	(81,928)	-	(137,842)

(Loss) income from discontinued operations	-	(124)	-	1,830	-

Net (loss) income	$(46,156)	$(124)	$(81,928)	$1,830	$(137,842)

Basic and fully diluted net loss per share
Loss before discontinued operations	$(0.01)	$-	$(0.02)	$-
(Loss) income from discontinued operations	-	(0.00)	-	0.00
	$(0.01)	$(0.00)	$(0.02)	$0.00

Weighted average number of shares used in computing
basic and fully diluted loss per share amounts	5,313,688	5,476,983	5,311,746	5,476,983

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
			from September 8, 2005
			(Reestablishment of
			Development Stage
			Company) to
	For the Six Months Ended April 30,		April 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(81,928)	$1,830	$(137,842)
Less: income from discontinued operations	-	(1,830)	-
Loss from continuing operations	(81,928)	-	(137,842)
Adjustments to reconcile net loss to net cash and cash
equivalents used in operating activities:
Stock issued for services	5,500	-	43,245
Amortization of debt discount	20,492	-	23,907
Changes in operating assets and liabilities:
Increase in accounts payable	27,262	-	41,975

Net cash used in continuing operations	(28,674)	-	(28,715)

Net cash used in discontinued operations	-	(10,585)	-

Net cash used in operating activities	(28,674)	(10,585)	(28,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	-	(22,500)	-
Proceeds from issuance of note	-	-	100,000

Net cash (used in) provided by financing activities	-	(22,500)	100,000

Net (decrease) increase in cash	(28,674)	(33,085)	71,285

Cash and cash equivalents, beginning of period	99,959	51,802	-

Cash and cash equivalents, end of period	$71,285	$18,717	$71,285

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated Deficit
			Additional	Prior to	During	Total
	Common Stock		Paid-In	Development	Development	Stockholders'
	Shares	Amount	Capital	Stage	Stage	Equity (Deficit)

Balance, November 1, 2004	5,559,167	$5,559	$61,939	$(32,461)	$-	$35,037

Cancellation of shares	(425,000)	(425)	425	-	-	-

Modification of terms of existing warrants	-	-	77,258	-	-	77,258

Common stock issued for services	133,762	134	191,509	-	-	191,643

Net loss for the period from November 1,						-
2004 to September 8, 2005	-	-	-	(303,938)	-	(303,938)

Balance, September 8, 2005	5,267,929	5,268	331,131	(336,399)	-	-

Common stock issued for services	41,939	42	37,703	-	-	37,745

Warrants issued with debt	-	-	40,983	-	-	40,983

Net loss for the period September 8,
2005 (reestablishment of Development
Stage Company) to October 31, 2005	-	-	-	-	(55,914)	(55,914)

Balance, October 31, 2005	5,309,868	5,310	409,817	(336,399)	(55,914)	22,814

Common stock issued for services (unaudited)	10,000	10	5,490	-	-	5,500

Net loss (unaudited)	-	-	-	-	(81,928)	(81,928)

Balance, April 30, 2006 (unaudited)	5,319,868	$5,320	$415,307	$(336,399)	$(137,842)	$(53,614)

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2006
(UNAUDITED)

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

Basis of Presentation

The accompanying unaudited financial statements as of April 30, 2006 and for the three and six month periods ended April 30, 2006 and 2005 and from reestablishment of development stage (September 8, 2005) to April 30, 2006 have been prepared by Unipro pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended October 31, 2005 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended April 30, 2006 are not necessarily indicative of the results to be expected for the pending full year ending October 31, 2006.

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

For the six months ended April 30, 2006, 800,000 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were 700,000 potentially dilutive securities at April 30, 2005.

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

In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant based on its relative fair value, which totaled $40,983 using the Black Scholes option pricing model at the date of issue based on the following assumptions :  (1) risk free interest rate of 4.1% (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 155%; and (4) an expected life of the warrants of 2 years. The remaining balance was allocated to the convertible debt instrument. Accordingly, the note payable was discounted by $40,983. The discount is being amortized over the term of the note to its maturity date. Amortization of the discount was $20,492 and $10,246 for the six and three months ended April 30, 2006, respectively.

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

During March 2006, we issued 10,000 shares of common stock, valued at $5,500, to our chief financial officer as compensation for the six month period ended April 30, 2006.

On March 16, 2005, two shareholders voluntary cancelled a total of 425,000 unregistered shares of our common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which the management of UniPro Financial Services, Inc., (the "Company" or "UniPro") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005 which is incorporated herein by reference.

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

Our Business

As of September 8, 2005, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. We are now pursuing an acquisition strategy, whereby UniPro will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth (“Acquisition Strategy”). We are engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. The operating activities prior to September 8, 2005 have been reported as discontinued operations on the Company's consolidated statement of operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “ Accounting and Reporting by Development Stage Enterprises”.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the period ended April 30, 2006, as compared to those policies disclosed in the October 31, 2005 financial statements filed in our Annual Report on Form 10-KSB with the SEC on January 27, 2006.

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

Three months ended April 30, 2006 compared to the three months ended April 30, 2005

For the three month period ended April 30, 2006, we had no revenues from operations. There were no revenues in the comparable prior period since we discontinued those prior operations on September 8, 2005. We do not anticipate generating any revenues during fiscal year 2006 or in the foreseeable future.

Operating expenses for the three month period ended April 30, 2006 were $34,641. There were no expenses in the comparable prior period since we discontinued those prior operations on September 8, 2005. The operating expenses consist primarily of professional fees of $19,513, compensation expense of $4,250 and travel expenses of $6,785. We anticipate our operating expenses to increase during fiscal year 2006 as a result of increased professional fees and other expenses associated with the investigation and due diligence of possible businesses to be acquired pursuant to our Acquisition Strategy.

For the three month period ended April 30, 2006, the Company had a loss from continuing operations of $46,156. There was no similar operating loss in the comparable prior period since we discontinued those prior operations on September 8, 2005. As a result of increased expenses from our Acquisition Strategy, we anticipate increased losses from operations during fiscal 2006.

Six months ended April 30, 2006 compared to the six months ended April 30, 2005

For the six month period ended April 30, 2006, we had no revenues from operations. There were no revenues in the comparable prior period since we discontinued those prior operations on September 8, 2005. We do not anticipate generating any revenues during fiscal year 2006 or in the foreseeable future.

Operating expenses for the six month period ended April 30, 2006 were $58,840. There were no expenses in the comparable prior period since we discontinued those prior operations on September 8, 2005. The operating expenses consist primarily of professional fees of $35,363, compensation expense of $8,500 and travel expenses of $7,194. We anticipate our operating expenses to increase during fiscal year 2006 as a result of increased professional fees and other expenses associated with the investigation and due diligence of possible businesses to be acquired pursuant to our Acquisition Strategy.

For the six month period ended April 30, 2006, the Company had a loss from continuing operations of $81,928. There was no similar operating loss in the comparable prior period since we discontinued those prior operations on September 8, 2005. As a result of increased expenses from our Acquisition Strategy, we anticipate increased losses from operations during fiscal 2006.

Liquidity and Capital Resources

During the six month period ended April 30, 2006, the Company satisfied its working capital needs from cash on hand at the beginning of the period. As of April 30, 2006, the Company had cash on hand in the amount of $71,285. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2006, we issued 10,000 common shares to our chief financial officer as payment for service rendered in connection with the preparation and filing of our financial reports. We valued this grant at $5,500, based on the market price of our common stock on the date of grant.

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

UNIPRO FINANCIAL SERVICES, INC

Dated: June 14, 2006
/s/ John Vogel
Chief Executive Officer and

Dated: June 14, 2006
/s/ Robert Scherne
Chief Financial Officer
(Principal Accounting Officer)