Form 10QSB
period 2006-07-31
UNIPRO FINANCIAL SERVICES INC
filed 2006-09-01
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2006
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

Issuer's telephone number: (818) 597-7552

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

As of August 24, 2006 there were 5,434,868 shares of common stock, $.001 par value, issued and outstanding.

UniPro Financial Services, Inc.

Table of Contents
		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheet as of July 31, 2006	3

	Consolidated Statements of Operations
	Three and nine months ended July 31, 2006 and 2005 and for the period from September 8, 2005 (reestablishment of development stage company) to July 31, 2006	4

	Consolidated Statements of Changes in Stockholders' Equity (Deficit)
	For the period from November 1, 2004 through July 31, 2006	5

	Consolidated Statements of Cash Flows
	Nine months ended July 31, 2006 and 2005 and for the period from September 8, 2005
	(reestablishment of development stage company) to July 31, 2006	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	12

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders.	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
JULY 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$59,792

Total assets	$59,792

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$58,236
Convertible note payable, net of unamortized debt
discount of $6,830	93,170

Total current liabilities	151,406

Stockholders' deficit:
Preferred stock, $0.001 par value; 5,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par value; 65,000,000 shares
authorized, 5,319,868 shares issued and outstanding	5,320
Additional paid-in capital	415,307
Accumulated deficit prior to development stage period	(336,399)
Deficit accumulated during the development stage period	(175,842)

Total stockholders' deficit	(91,614)

Total liabilities and stockholders' deficit	$59,792

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative Period
					from September 8, 2005
					(Reestablishment of
					Development Stage
	For the Three Months		For the Nine Months		Company) to
	Ended July 31,		Ended July 31,		July 31,
	2006	2005	2006	2005	2006

Expenses:
Professional fees	$16,500	$-	$51,863	$-	$99,608
Other general and administrative	9,832	-	33,309	-	37,597

Total expenses	26,332	-	85,172	-	137,205

Loss before interest and
discontinued operations	(26,332)	-	(85,172)	-	(137,205)

Interest expense, net	11,668	-	34,756	-	38,637

Loss before discontinued
operations	(38,000)	-	(119,928)	-	(175,842)

Loss from discontinued operations	-	(16,408)	-	(14,578)	-

Net loss	$(38,000)	$(16,408)	$(119,928)	$(14,578)	$(175,842)

Basic and fully diluted net loss per share
Loss before discontinued operations	$(0.01)	$-	$(0.02)	$-
Loss from discontinued operations	-	(0.00)	-	0.00
	$(0.01)	$(0.00)	$(0.02)	$0.00

Weighted average number of shares used in computing
basic and fully diluted loss per share amounts	5,319,868	5,136,203	5,314,483	5,136,203

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated Deficit
			Additional	Prior to	During	Total
	Common Stock		Paid-In	Development	Development	Stockholders'
	Shares	Amount	Capital	Stage Period	Stage Period	Equity (Deficit)

Balance, November 1, 2004	5,559,167	$5,559	$61,939	$(32,461)	$-	$35,037

Cancellation of shares	(425,000)	(425)	425	-	-	-

Modification of terms of existing warrants	-	-	77,258	-	-	77,258

Common stock issued for services	133,762	134	191,509	-	-	191,643

Net loss for the period from November 1,						-
2004 to September 8, 2005	-	-	-	(303,938)	-	(303,938)

Balance, September 8, 2005	5,267,929	5,268	331,131	(336,399)	-	-

Common stock issued for services	41,939	42	37,703	-	-	37,745

Warrants issued with debt	-	-	40,983	-	-	40,983

Net loss for the period September 8,
2005 (reestablishment of Development
Stage Company) to October 31, 2005	-	-	-	-	(55,914)	(55,914)

Balance, October 31, 2005	5,309,868	5,310	409,817	(336,399)	(55,914)	22,814

Common stock issued for services (unaudited)	10,000	10	5,490	-	-	5,500

Net loss (unaudited)	-	-	-	-	(119,928)	(119,928)

Balance, July 31, 2006 (unaudited)	5,319,868	$5,320	$415,307	$(336,399)	$(175,842)	$(91,614)

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
			from September 8, 2005
			(Reestablishment of
			Development Stage
			Company) to
	For the Nine Months Ended
	July 31,		July 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,928)	$(14,578)	$(175,842)
Add: loss from discontinued operations	-	14,578	-
Loss from continuing operations	(119,928)	-	(175,842)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	5,500	-	43,245
Amortization of debt discount	30,738	-	34,153
Changes in operating assets and liabilities:
Increase in accounts payable	43,523	-	58,236

Net cash used in continuing operations	(40,167)	-	(40,208)

Net cash used in discontinued operations	-	(19,803)	-

Net cash used in operating activities	(40,167)	(19,803)	(40,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	-	(22,500)	-
Proceeds from issuance of note	-	-	100,000

Net cash (used in) provided by financing activities	-	(22,500)	100,000

Net (decrease) increase in cash	(40,167)	(42,303)	59,792

Cash and cash equivalents, beginning of period	99,959	51,802	-

Cash and cash equivalents, end of period	$59,792	$9,499	$59,792

The accompanying notes are an integral part of these consolidated financial statements.

UNIPRO FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2006
(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization:

UniPro Financial Services, Inc. (“ we” , “us”,“ our company” or “ UniPro”)   was incorporated in the State of Florida on June 17, 2003 primarily to engage in offering a variety of financial and related services to the general business public.

In April 2004 we incorporated a wholly-owned subsidiary, Upholdings, Inc., in the State of Florida. We transferred all of the existing third party agreements and other assets to this subsidiary.

On September 8, 2005, a group of individuals and entities acquired a majority of our outstanding common stock from certain major shareholders. As a result of this change of control, we paid off our liabilities and our remaining net assets, along with those of Upholdings, Inc., were transferred to two of the major shareholders as consideration for services provided. These assets consisted of shares of stock in other corporations. At that date, we had no assets or liabilities.

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

Basis of Presentation

The accompanying unaudited financial statements as of July 31, 2006 and for the three and nine month periods ended July 31, 2006 and 2005 and from reestablishment of development stage (September 8, 2005) to July 31, 2006 have been prepared by UniPro pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended October 31, 2005 as disclosed in the company’s 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the nine months ended July 31, 2006 are not necessarily indicative of the results to be expected for the pending full year ending October 31, 2006.

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

Net Loss Per Share

We use SFAS No. 128, “ Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the nine months ended July 31, 2006, 800,000 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were 700,000 potentially dilutive securities at July 31, 2005.

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

In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrant based on its relative fair value, which totaled $40,983 using the Black Scholes option pricing model at the date of issue based on the following assumptions :  (1) risk free interest rate of 4.1% (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 155%; and (4) an expected life of the warrants of 2 years. The remaining balance was allocated to the convertible debt instrument. Accordingly, the note payable was discounted by $40,983. The discount is being amortized over the term of the note to its maturity date. Amortization of the discount was $30,738 and $10,246 for the nine and three months ended July 31, 2006, respectively.

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

Note 5 - Subsequent Events

During August, 2006 we issued 115,000 shares of common stock, valued at $28,750, for services.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the period ended July 31, 2006, as compared to those policies disclosed in the October 31, 2005 financial statements filed in our Annual Report on Form 10-KSB with the SEC on January 27, 2006.

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

Three months ended July 31, 2006 compared to the three months ended July 31, 2005

For the three month period ended July 31, 2006, we had no revenues from operations. There were no revenues in the comparable prior period since we discontinued those prior operations on September 8, 2005. We do not anticipate generating any revenues during fiscal year 2006 or in the foreseeable future.

Operating epenses for the three month period ended July 31, 2006 were $26,332. There were no expenses in the comparable prior period since we discontinued those prior operations on September 8, 2005. The operating expenses consist primarily of professional fees of $16,500, compensation expense of $2,750 and travel expenses of $4,395. We anticipate our operating expenses to increase during fiscal year 2006 as a result of increased professional fees and other expenses associated with the investigation and due diligence of possible businesses to be acquired pursuant to our Acquisition Strategy.

For the three month period ended July 31, 2006, the Company had a loss from continuing operations of $38,000. There was no similar operating loss in the comparable prior period since we discontinued those prior operations on September 8, 2005. As a result of increased expenses from our Acquisition Strategy, we anticipate increased losses from operations during fiscal 2006.

Nine months ended July 31, 2006 compared to the nine months ended July 31, 2005

For the nine month period ended July 31, 2006, we had no revenues from operations. There were no revenues in the comparable prior period since we discontinued those prior operations on September 8, 2005. We do not anticipate generating any revenues during fiscal year 2006 or in the foreseeable future.

Operating expenses for the nine month period ended July 31, 2006 were $85,172. There were no expenses in the comparable prior period since we discontinued those prior operations on September 8, 2005. The operating expenses consist primarily of professional fees of $51,863, compensation expense of $11,250 and travel expenses of $11,589. We anticipate our operating expenses to increase during fiscal year 2006 as a result of increased professional fees and other expenses associated with the investigation and due diligence of possible businesses to be acquired pursuant to our Acquisition Strategy.

For the nine month period ended July 31, 2006, the Company had a loss from continuing operations of $119,928. There was no similar operating loss in the comparable prior period since we discontinued those prior operations on September 8, 2005. As a result of increased expenses from our Acquisition Strategy, we anticipate increased losses from operations during fiscal 2006.

Liquidity and Capital Resources

During the nine month period ended July 31, 2006, the Company satisfied its working capital needs from cash on hand at the beginning of the period. As of July 31, 2006, the Company had cash on hand in the amount of $59,792. The Company will need additional funds in order to effectuate its business strategy. There is no assurance that the Company will be able to obtain such additional funds, when needed. Even if the Company is able to obtain additional funds there is no assurance that the Company will be able to effectuate its plan of operations.

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

During August, 2006 we issued 115,000 shares of common stock, valued at $28,750, for services.

Item 3. Defaults Upon Senior Securities

None
Item 4. Submission of Matters to a Vote of Security Holders.

None
Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

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

There were no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

UNIPRO FINANCIAL SERVICES, INC

Dated: September 1, 2006
/s/ John Vogel
Chief Executive Officer and

Dated: September 1, 2006
/s/ Robert Scherne
Chief Financial Officer
(Principal Accounting Officer)