Form 10QSB/A
period 2006-07-31
UNIPRO FINANCIAL SERVICES INC
filed 2006-09-05
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

We are filing this amendment to include the certifications attached as Exhibits hereto. The certifications were inadvertently omitted from our initial filing.

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