Form 10KSB
period 2006-12-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2007-04-02
CIK 1271940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ______________

Commission file number:

CHINA FIRE & SECURITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	04-3253298
(State of incorporation)	(I.R.S. Employer Identification No.)

South Banbidian Industrial Park Liqiao Township, Shunyi District Beijing 101304 People’s Republic of China
(Address of principal executive offices)

 (86-10) 8416 3816.
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value	OTC Bulletin Board
(Title of Class)	(Name of each exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year were $32.3 million

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 21, 2007 was $37.0 million

As of March 21, 2007, the Registrant had 26,461,678 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

CHINA FIRE & SECURITY GROUP, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are the result of a share exchange completed on October 27, 2006 between Unipro Financial Services, Inc., a Florida corporation (“Unipro”) and the shareholders of China Fire Protection Group, Inc., a limited liability company organized under the laws of the British Virgin Islands (“CFPG”). The share exchange resulted in the change of control of Unipro, with the former shareholders of CFPG owning approximately 80.5% of the company on a fully diluted basis after the share exchange. The directors and officers of CFPG became our directors and officers in conjunction with the share exchange. Effective as of January 31, 2007 we changed our name to China Fire & Security Group, Inc.

We are engaged primarily in the design, development, manufacture and sale in China of a variety of fire safety products for the industrial fire safety market and of design and installation of industrial fire safety systems in which we use our own fire safety products. To a minor extent, we provide maintenance services for customers of our industrial fire safety systems. Our business is primarily in China, but we have recently begun contract manufacturing products for the export market and we have begun to provide a fire safety system for a Chinese company operating abroad.

We market our industrial fire safety products and systems primarily to major companies in the iron and steel, power and petrochemical industries in China. We have also completed projects for highway and railway tunnels, wine distilleries, tobacco warehouses and a nuclear reactor. We are developing our business in the transportation, wine and tobacco, vessels, nuclear energy, and public space markets. Our products can be readily adapted for use on vessels and in exhibition halls and theatres. We plan to expand our marketing efforts to secure business in these industries.

We have internal research and development facilities engaged primarily in furthering fire safety technologies. We believe that our technologies allow us to offer cost-effective and high-quality fire safety products and systems. We have developed products for industrial fire detecting and extinguishing. We believe that we are the leading manufacturer in China which has successfully developed a comprehensive line of linear heat detectors.

We operate sales and liaison offices in more than 20 cities in China.

We have been ranked as the leading Chinese industrial fire safety company two times by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Our key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest for that type of product in China. Our products have been used by our customers in more than 20 provinces throughout China.

Our Industry

The Industrial Fire Safety Industry

The fire safety industry can be generally divided into three major segments: residential, commercial and industrial. The industrial fire safety business requires more technical expertise than the residential or commercial fire safety businesses due to the rugged and hazardous conditions of the industrial environment. Designers must consider myriad and complex technologies, safety factors, as well as, unique fire hazard risks associated with various areas of production. Designers must also contend with adverse environmental problems such as humidity, dust and electro-magnetic interference to develop solutions to analyze and mitigate the spread of fire and chain reactions which we more likely to occur in the automated industrial production environment.

Along with China’s modernization drive, its economy has witnessed significant growth in the past three decades, which brought about a rapid growth in its manufacturing capacity. Moreover, due to its investment environment and cheap labor, China has attracted many manufacturers from the developed countries. The increasing industrial capacity of China has caused, and is anticipated to cause, a high level of demand for industrial fire safety products and services. According to a study published by China’s Building Mechanical & Electrical Engineering Magazine, China’s total revenues from industrial fire safety products and services in 2005 was approximately US$900 million and the annual growth rate for the next five years is expected to be more than 11%.

The Chinese government began to attach increasing importance to industrial fire safety in the 1990’s due to the increased loss of lives and properties as a result of fires. The government enacted various laws and issued regulations on fire safety of which the most important include the Fire Safety Law of 1998 and the Safe Production Law of 2002. These laws, while expressing the government’s increased emphasis on fire safety, can be vague and are not themselves responsible for the increase in demand. More important to the demand for products and services are various industry standards for fire safety systems design and products that have recently been adopted.

The products used by the fire safety industry have historically been foreign products, which have been superior in technology and quality. In recent years, Chinese products have improved in terms of technology and quality and are being increasingly accepted. The price of Chinese products has also become a competitive advantage.

The industry for the design and installation of fire safety systems is fragmented with no major players. We believe that there is an opportunity for consolidation and expansion so that major players can emerge.

Our Leadership Position in the Industry

We began in 1995 as the first Chinese company specializing in industrial fire. We believe that we have established ourselves as the recognized leader in the industrial fire safety business in China as evidenced by the following:

•
Our officers are on a number of drafting committees on industry standards such as “Design of Fire Safety Standards for Metallurgy, Iron and Steel Enterprises” and “Standardization for Fire Safety Designs in Thermal Power Generating Plants and Transformer Stations;”

•
We have penetrated the iron and steel, power and petrochemical markets. Our customers consist of leading companies in those industries, including Anshan Steel, Wuhan Steel, PetroChina, Sinopec, and China Changjiang SanXia ( “Three-Gorges Project”), and

•
We have developed proprietary technologies for industrial fire safety products which have been embodied in a series of patents covering fire detecting devices, fire alarm control and fire extinguishing devices and numerous copyrights for software that controls fire detecting and alarm devices. These technologies have enabled us to become the leader in technologies among Chinese industrial fire safety companies and to compete head to head with foreign industrial fire safety companies which market and sell industrial fire safety products in China. Our linear heat detectors are more advanced technologically and are our best selling product in the China market. These technologies also enable us to manufacture a wide range of industrial fire safety products including fire detecting, fire alarm and fire extinguishing devices. We manufacture most of the high-end products we use in our projects and source other products that have lower margins.

Our Products and Services

Our major customers are in the iron and steel (approximately 63% of revenues), power (approximately 27%) and petrochemical (approximately 7%) industries. Our revenues are mainly from three sources: Total Solutions, Product sales, and Maintenance Services. In 2006, revenues from the total solutions accounted for 74% of total revenues and the sale of products integrated by us accounted for 23% of total revenues, while maintenance services accounted for 3% of total revenues.

Total Solutions

We design and install fire protection systems which are provided as total solutions for our clients. A fire protection system consists of three major components: fire detection, fire alarm control, and sprinkler systems. In most cases, we design and install all three components, but in other cases, only one or two components. The price of systems varies with the size and complexity of the installation, ranging from $30,000 to $13 million. In 2006, we designed and installed more than 100 systems. The design and installation of a system can take one month to three years. Most of the systems (about 70%) take less than six months to complete, while 20% of the systems require more than one year. Revenues from systems typically can be broken down as follows: 50-65% from products manufactured by us; 25-40% from products manufactured by third parties; and about 10% from services (the design and installation). The price of our own products incorporated into the systems we design and install is similar to that sold directly to our customers. The markup for third party products is approximately 20-30%.

We have long-term relationships with most of our customers. Our main customers for systems, based on sales revenue and the percentage that each contributed to our 2006 revenues were as follows (the amounts and percentages include sales of our products as part of the systems):

Name	Industry	Amount of Sale ($1,000)	Percentage of Total Revenue
Maanshan Iron & Steel	Iron and Steel	2,371	10%
Wuhan Iron & Steel	Iron and Steel	2,362	10%
Taiyuan Iron & Steel	Iron and Steel	1,655	7%
Anshan Iron & Steel	Iron and Steel	1,442	6%
China Changjiang SanXia	Power	1,292	5%

Total			38%

Products

We provide integrated fire protection products for our clients. Depending on the requirements of clients, we sell products we manufacture and we integrate our products with products from third parties and provide a complete system for our clients. Such revenues do not include the sale of our products in connection with our Total Solution business, the design and installation of fire protection systems. We manufacture the following products, which can be divided into the three categories according their function:

•	Fire Detecting Products. The products include:

•	Linear heat detectors—mainly used in various industrial settings

•	Infrared flame detectors—mainly used in the petrochemical industry

•	Combustible and inert gas detectors—mainly used in the petrochemical and coal industries

•	Optical heat detectors- mainly used in various industrial settings

•	Fire Alarm Control Device

•	Water Mist/Sprinkler Systems

We focus on the production of high-quality and low-cost products and on increasing our sales volume of our self-developed products, which have a gross margin higher than products sourced from third parties.

Although we have focused our efforts on the iron and steel, power, and petrochemical industries, we have developed new products for other industries, including infrared detectors and inert gas extinguishers. Infrared detectors are mainly used for the petrochemical industry and inert gas extinguishers are particularly suitable for electronic and telecom equipment. We have completed some testing for computer labs and telecom switch boards and routers and received some positive results. Our business plan is to increase the sale of high-end products for such markets.

We have established quality assurance systems throughout the company and achieved ISO9001:2000 certification since 2001. ISO9001:2000 refers to a quality management system which demonstrates its ability to consistently provide product that meets customer and applicable regulatory requirements and aims to enhance customer satisfaction. We believe that these certifications are recognitions of our commitment to and efforts in implementing and maintaining a quality management system in the design, manufacturing and sales of our fire safety products.

The following sets forth customers that in 2006 accounted for more than 5% of sales of our products. The amounts and percentages do not include sales of our products as part of systems:

Major Customers of Our Fire Safety Products

Name	Industry	Sales in USD ($1,000)	Percentage of Total Revenue
Zouxian Power Plant	Power	1,270	17%
PetroChina Xiqidongshu Subsidiary	Petrochemical	750	10%
Xian System Sensor Electronics	Others	644	9%
Shenzhen easten Power Plant	Power	588	8%
PetroChina Talimu Subsidiary	Petrochemical	507	7%

Total			50%

Our Intellectual Property

We have developed our own technologies for our products and services. We own 39 patents and have three pending applications in China. These patents are related to fire detecting, system control, and fire extinguishing technologies as shown below.

Product	Patents Issued	Patents Pending
Linear detectors	23	1
Infrared flame detector	1
Water/mist nozzles	12	1
Remote system control device		1
Fire alarm control device	1
Foam fire extinguishing device	1
Fire prevention pillow	1

We own six copyrights for software used for detecting assemblies and control modules. We have developed proprietary software to provide localized and network-based fire detection and monitoring solutions. We believe that we are the first in the industry in China to provide customers with remote system monitoring services based on our network-based solutions. From our centralized monitoring center, we can see any status change (major alarm, critical alarm, fire alarm, etc.) of major components of each system, upload information, and take appropriate actions if needed. We have been granted copyrights for such software by China’s Sate Bureau of Copyrights.

We have thirteen registered trademarks, approved by the State Administration for Industry and Commerce of China, for our products and services.

We currently own two internet domain names “www.sureland.com.cn” and “www.sureland.com.”

Our Research and Development Efforts

We currently have approximately 30 members on our R&D team. Most of our R&D staff have been working in the field of fire safety products for more than five years. Research and development costs were $1,277,312 and $1,462,302 during the year ended December 31, 2006 and 2005, respectively.

Our R&D activities involve improving existing products, developing new products, designing better and more efficient fire safety systems, and developing new applications for such products and systems. Currently, we are developing new technologies for detecting gases and for extinguishing fire with inert gas. We plan to conduct R&D to develop fire prevention material and paints in the future. Our R&D activities also involve further developing and improving our core manufacturing technologies so that we can expand our product lines and reduce overall costs. We have entered into joint research and development agreements and other arrangements with China Mineralogy University and Xi’an Jiaotong University to develop technologies. Under the agreement with Xi’an Jiaotong University, we have exclusive ownership to any technology developed. Under the agreement with China Mineralogy University, we jointly provide research training for the graduate students but with an exclusive right to use any technologies developed. These efforts have led to the successful development of numerous peripheral products for our fire safety systems. To enhance our R&D capability, we completed the construction of a new R&D center in 2006 which consists of a new 1,800 square meter building with new R&D equipment. The total spending for the construction and equipment was around $1 million. More funds will be allocated for purchasing additional equipment. The center is devoted to our research and development efforts and for the formation from these developments of integrated manufacturing practice and processes. The center will be a base for training research and technical personnel and for developing additional proprietary technologies.

We project that the number of R&D staff will increase by 50% in two years.

Our Marketing Efforts

Currently, we have established our position as the leading Chinese supplier of fire safety products and services for the iron and steel, power, and petrochemical industries. We have installed 70% of the large systems in the steel industry. Our business plan is to maintain our lead and expand our market share in the iron and steel, power and petrochemical markets, while targeting several new market segments we believe offer growth opportunities for us, including transportation (highways, subways and railways), wine (distilleries and breweries), tobacco (cigarette factories), and nuclear energy, ship, non-ferrous metal plants, and public space (exhibition halls, stadiums and theaters). We designed and installed a fire safety system for China’s Nuclear Energy Institute and we have installed fire safety systems for the warehouses of distilleries and cigarette factories.

Our marketing efforts have made us one of the leading suppliers of fire safety products and services in China. All of our products and services are marketed and sold through our relationship with government agencies which are responsible for certain industries and the research and design institutes under those agencies which design and plan new manufacturing facilities in several industries. Under the Chinese law and regulations, a company which plans to install fire safety systems must apply to the relevant government agency for the approval of the project. Due to our relationship with these agencies, we are able to receive early information about projects under consideration and prepare for the bidding on a timely basis. Our relationship with the research and design institutes under those agencies better position us for receiving subcontract assignments for fire safety systems when they design a new plant or facility. We also market and sell our products and services directly to manufacturers in local markets. Our main method of selling our products is direct marketing supplemented with indirect marketing. About 80% of our contracts are procured through an open bidding or invitation only bidding process while approximately 20% of our contracts are secured without bidding. Usually contracts secured without bidding provide us with higher margins.

Our linear heat detectors and water/mist extinguishers have received the UL certification. We have entered into an agreement with Xian System Sensor Electronics Co., Ltd., a China subsidiary of Honeywell, for OEM manufacturing of linear heat detectors for Honeywell. We are also negotiating with other multinational companies for similar arrangements.

We are actively expanding our marketing network into other parts of China. We have established sales offices and liaison offices in more than 20 locations. We project that we will double the number of sales and liaison offices in three years mainly through internal growth.

Our sales team has approximately 70 members. To expand distribution channels and increase our market share, we regularly attend industrial exhibitions organized by local and national industrial associations. We run advertisements in major industry journals, magazines and catalogues. We also run advertisements on industry websites including www.china-fire.com and www.fire.hc360.com.

Material and Parts Supply

We only manufacture products that provide high margins while, in our service business, subcontracting those products with low margins. Given the importance to our business of key materials and parts, their purchasing and management are key activities for us. We carefully manage our purchasing efforts and have established company policies involving materials and parts procurement. The cost of materials for our own products is around 90% of the total production cost.

Supplier Management System

We have adopted measures to reduce risks in materials and parts supply, including 1) obtaining better services and higher quality, 2) diversifying suppliers and supply sources, and 3) seeking long-term contracts with suppliers.

Purchasing Procedures

Our production department work with our quality and procurement departments to produce a list of qualified suppliers based quality, price, technical competency and capacity. Purchasing transactions are sometimes conducted in accordance with a procedure for bidding invitations. Potential suppliers are evaluated on their proposed terms technical specifications, price, payment terms and timing for delivery. After validation of the various suppliers’ service and capabilities for stable supply, we acquire the needed materials and parts from the supplier offering the best terms. Our procurement department establishes an oversight process by appointing individuals to conduct periodic market research of key price points. There is a standard procedure for conducting such bidding process and accepting the bids to insure that the all purchasing procedures are being strictly adhered to. We enter into long-term contracts with some suppliers to lock in prices and send purchase orders for each delivery when necessary.

Major Suppliers

The tables below list our top five suppliers as of December 31, 2006.

Major Suppliers of Materials and Parts for Our Own Products

Item	Suppliers	Amount Purchased in 2006 ($1,000)	Percentage of Total Purchase in 2006
Stainless Steel pipe and brass bar	Beijing Sifang Yede	241	9.0%
Circuit board and electronic components	Beijing Hong’er Technology Ltd.	231	8.7%
Sprinklers, Valves	Wuzhi Changjiang non-ferrous metals	228	8.6%
Sensors and control panel	Xi’an System Sensor	162	6.1%
Cabinets	Hebei Qingxian Fangzheng	158	6.0%

Total			38.4%

Major Suppliers for Third Party Products of Our Fire Safety Systems

Item	Suppliers	Amount Purchased in 2006 ($1,000)	Percentage of Total Purchases in 2006
Cables	Beijing Kexun Cable	771	6.6%
Gas Fire Extinguishing Equipment	Hangzhou Xinjiyuan Fire Safety Technology	690	5.9%
Fire Extinguishing Equipment	Tianjin Fire Safety	607	5.2%
Steel products	Taiyuan Huayiweiye Stainless	605	5.1%
Fire detecting devices	Xi’an System Sensor Electronics	522	4.4%

Total			27.1%

Our Competition

We compete primarily in the fire safety products market and the services market (design and installation of fire safety systems).

Products

The principal competitors in the products market are foreign competitors. Foreign-made products have historically had an advantage over Chinese-made products because of superior technology and quality. We believe that the demand for foreign products has begun to decline because of improvements in Chinese technology and as the technology and quality gaps narrow, the price advantage that Chinese-made products typically have has increased demand for Chinese-made products. The principal foreign-based competitors are:

Competitor	Products	Market share in the detector market
Kidde	Analogue linear detectors and a small amount of water/mist extinguishers	25%
ProtectoWire	Digital linear detectors	15%

Our market share for the linear heat detector segment is approximately 30% which we believe is larger than that for either Kidde or ProtectoWire. We do not compete in the alarm control or the fire extinguishing segments because these products tend to have lower margins. We only manufacture alarm control and fire extinguishing products for use in the systems we design and install for our customers. Our effective market share for alarm control and fire extinguishing products is less than 10%. Foreign products are usually priced higher than Chinese made products mainly due to their higher labor cost abroad and greater name recognition because these products have been sold in China for a long time. However, we have managed to increase our market share to approximately 30% of the linear heat detector sector segment mainly due to our improved and advance technologies, a broader range of products and our expertise and knowledge of the industry in China. Moreover, our position on the standard setting bodies has provided us with an additional competitive advantage. All our products meet or exceed both the China and US standards.

The principal Chinese-based competitors are:

Competitor	Products	Market share in the detector market
Wuxi Tianyou	Digital linear detector	2%
Shenyang Tongshida	Digital linear detector	4%

Our China-based competitors tend to focus on low-end and technologically less sophisticated products which have lower quality and are not suitable for large projects. Although currently we successfully compete with foreign-based industrial fire safety companies, there is no assurance that we will continue to be able to do so in the future. Foreign competitors could establish manufacturing facilities in China and narrow their price gap to better compete with us. However, we believe we will be able to maintain or even increase our market share due to our technological lead over our competitors, our track record in, and knowledge of, the industry. Moreover, foreign-based companies may find it difficult to catch up with the industry standards and technical guidelines which we assist in drafting.

Total Solutions

The market for the design and installation of fire safety systems is served by numerous small competitors, of which we have been recognized as the largest two times in a row by the China Association of Fire Prevention based on numerous significant factors including total revenue and profit. These rankings are done every two years by this association.

Competitor	Market Focus
Nanjing Fire Safety Products Co.	Residential and Commercial
Zhongan Fire Safety Engineering	Commercial
Minimax	Industrial

We believe that our leading position in the industry has enabled us to win a high percentage of our bids, which is around 60-70% of bids in the iron and steel industry. We compete on price, quality of products, expertise and capability to complete the job in time. These factors play a less significant role in bidding for smaller jobs. We believe that the fact that we use our own products adds to our competitive strengths because our customers have quality concerns over third party products used for the systems we design and install.

We plan to acquire other industrial fire safety companies in order to expand our product base and increase our revenue stream. Moreover, we anticipate these potential acquisitions will broaden our customer base. Due to their disadvantage in labor costs, foreign competitors do not engage in system integration.

Regulation of Products and Services

In China, fire safety products and systems must meet certain quality standards and must be certified by the Chinese government. All of our products have been certified. In addition, contractors and designers of fire safety systems must be certified by China Ministry of Construction. We have received such certification.

Chinese regulations require that an enterprise procure a Production Safety License from the Ministry of Construction before it can provide engineering services in construction projects and plant construction. This certification ensures that an enterprise follow proper production safety procedures in its own manufacturing and in its engineering services to clients. We have been granted a Production Safety License from Beijing Municipal Construction Commission.

Chinese regulations also require that a company have an Engineering Certification from the Ministry of Public Safety before it can provide fire safety related engineering and installation services. Companies which have obtained a Class A Engineering Certification can provide nationwide fire safety related engineering and installation services whereas companies with a lower class certification can only provide services in the province where they are located. There are only a few companies in China’s industrial fire protection industry that has both Class A certifications. We have been granted a Class A Engineering Certification from the Ministry of Public Safety. Although there are a few other companies that have been granted a Class A Certification, they mainly focus on residential and/or commercial market segments.

Our Employees

As of December 31, 2006, we employed around 320 full-time employees. Approximately 10% of the employees are management personnel, 10% are R&D staff members and 22% are sales staff members. Approximately 67.5% of our employees hold a college degree or above.

Under Chinese law, our employees have formed trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all of our employees. We have also entered into a confidentiality agreement with all of our employees under which such employees are prohibited from disclosing confidential information of the Company or using it for other purposes than the benefit of the Company. Directors, officers, mid-level managers and some key employees in sales and R&D are required to sign a non-compete agreement which prohibits them from competing with the Company while they are employees of the Company and within two years after their employment with the Company is terminated.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurances. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurances for all of our employees. The expense related to the social insurance was approximately $77,989 for the fiscal year 2006. In the event that any current employee, or former employee, files a complaint with the Chinese government, not only will we be required to purchase insurance for such employee, we may be subject to administrative fines. We believe that such fines, if imposed, are immaterial.

ITEM 1A.	CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this Prospectus before purchasing any of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock.

Risks Related To Our Business

Our products and services have relied on a few industries. We may not be able to increase the market for our products and services in other industries. Presently, our products and services are mainly sold to the iron and steel, power and petrochemical industries. Our products and services, therefore, depend heavily on a limited number of industries. Our growth potential may be limited if we cannot expand the market for our products and services. Although we have increased our research and development to expand the range of application of our products and services, there is no assurance that we will succeed in our effort.

The price increase of raw materials such as copper and steel could increase the cost of our products and reduce our profit margin. Copper is the major material for our linear heat detectors and stainless steel is the major materials for our fire extinguishing nozzles. In the last two years, the prices of copper and steel have fluctuated substantially as have other raw materials due to the increasing demand in China resulting from the rapid economic development. Although we have managed to minimize the impact of such fluctuation in the past, there is no assurance that we will be able to do so in the future. If the price for copper and steel increases more significantly, our profit margin could decrease considerably.

Historical financial results do not include significant amounts of compensation. Historically, we have not compensated our executives with salaries and bonuses at fair market levels. Historical financial results do not include significant amounts of compensation. Although the lack of fair salaries and bonuses was appropriate for a private Chinese company, in the future, we will compensate our executives at market levels of compensation as determined by the board of directors and as a result our expenses will be increased in the future.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all. From time to time, we may seek additional financing to provide the capital required to maintain or expand our design and production facilities, research and development initiatives and equipment and/or working capital, as well as repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or account of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business as the rate desired, and our operating results may suffer. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect of the then current holders of equity.

Our strategic alliances may not achieve their objectives. Currently, we have an agreement with a multinational company to supply our linear heat detectors. We are negotiating with another company to enter into a similar agreement. The strategic alliances are intended to enhance or complement our technology or work in conjunction with our technology, increase our manufacturing capacity, provide additional components or materials, and develop, introduce and distribute products using our technology and know-how. If these alliances do not achieve their objectives or parties to our strategic alliances do not perform as contemplated, our growth may be adversely affected.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and services and possibly hurting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products and services products. Our planned growth includes the increase of our line of products and expansion of sales in our exiting markets as well as new markets over the next few years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

•	the continued acceptance of our products and services by the iron and steel, power and petrochemical industries;

•	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•	the costs associated with such growth, which are difficult to quantify, but could be significant;

•	rapid technological change; and

•	the highly competitive nature of the industrial fire safety industry.

If we are successful in obtaining rapid market growth of our products and service, we will be required to deliver large volumes of quality products and services to customers on a timely basis at a reasonable cost to those customers. Meeting any such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products and services. Such demands would require more capital and working capital than we currently have available and we maybe unable to meet the needs of our customers.

Our business depends on our ability to protect our intellectual property effectively. If any of our patents is not protected, or any of our trade secrets are divulged, we may lose our competitive edge. The success of our business depends in substantial measure on the legal protection of the patents and other proprietary rights in technology we hold. We hold issued patents and pending patent applications in China related to technologies important to our business. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how in China where the laws may be difficult to enforce to protect our proprietary rights as fully as the laws of the United States. The validity and breadth of claims in patents and trade secrets involves complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications or trade secrets may not exclude competitors or may not provide a competitive advantage to us. In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot assure you that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provided to us would be negated. Some of our products are based on formulas. The formulas are maintained as trade secrets and are revealed only to a small number of technical and management personnel. The trade secrets provide us a competitive edge in the linear heat technology and no other manufacturers have successfully developed such technology. If any of the trade secrets are divulged, we could lose our competitive edge in the linear heat technology and others.

We receive a significant portion of our revenues from a small number of customers. Our business will be harmed if our customers reduce their orders from us. A significant amount of our revenues are derived from only a small number of customers mainly in the iron and steel, power and petrochemical industries. Although no customer individually accounted for more than 15% of our revenues for the fiscal year ended December 31, 2006 in the aggregate, our five largest customers in total solutions and products businesses accounted for approximately 38% and 50% of our revenues from these segments in fiscal 2006, respectively and 51% and 35% of our revenues in fiscal year 2005 respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. If we lose any customers and are unable to replace them with other customers that purchase a similar amount of our products and services, our revenues and net income would decline considerably.

We extend relatively long payment terms for accounts receivable. If any of our customers fails to pay us, our revenues may be affected as a result. Our standard practice is to charge our customers 10%-30% of the contract amount upfront and collect the balance according a schedule based on the progress of a project. However, many of our customers are state-owned enterprises and may be slow in their payment process. As a result of the size of many of our contracts, their delayed payments adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us in a timely manner could negatively affect our working capital, which could in turn adversely affect our cash flow. Although no customer has failed to pay us even though their payments were delayed, there is no assurance that they will be able to pay in the future.

Risks Related To Our Industry

Our market will open to foreign companies. China’s commitments under the WTO (World Trade Organization) may intensify competition. In connection with its accession to the WTO, China made many commitments including opening its markets to foreign products and services, allowing foreign companies to conduct distribution business and reducing customs duties. As a result, foreign manufacturers may ship more industrial fire safety products into China or they may establish manufacturing facilities and service centers in China. Competition from foreign companies may squeeze our profit margins and hence our business results will suffer.

The services market is fragmented and susceptible to consolidation, which could adversely affect us. We engage in providing services which consist of the design and installation of fire safety systems. The market is fragmented in the sense that there are many suppliers and they are typically small. The market may be subject to consolidation and if so, we may not be a major player. If so, our services business could suffer and that business is a major source of sales of our own products and profitability.

Our customers will decrease their capital expenditure if China’s economy slows down. Such a slowdown may affect our growth. Our industry is cyclic in nature and highly dependent on economic conditions. Over the last three decades, China’s economy has been growing at an average annual rate of 9-10%. There can be no assurance that China’s economy will continue to grow at such pace in the future. If the economy slows down, our customers will cut their capital expenditure and hence order less of our products and services. Our growth may suffer as a result.

High margins for the industrial fire safety business will attract more businesses to enter this field. Our business could suffer as a result of more competition. Our business has enjoyed relatively high profit margins so far due to the fact that we have concentrated in industrial fire safety. Such high margins will attract more businesses to enter into this field. As a result, competition may intensify and our profits may drop significantly.

If we cannot compete successfully for market share against other industrial fire safety products companies, we may not achieve sufficient product revenues, and our business will suffer. The market for our products and services is characterized by intense competition and rapid technological advances. Our products and services compete with a multitude of products and services developed, manufactured and marketed by others and we expect competition from new market entrants in the future, including as a result of the WTO. Existing or future competing products may provide better quality and technology, greater utility or lower cost or other benefits from their intended uses than our products, or may offer comparable performance at lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues, and our business could suffer.

Risks Related To Doing Business in China

Changes in China’s political or economic situation could harm us and our operational results. Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	level of government involvement in the economy;

•	control of foreign exchange;

•	methods of allocating resources;

•	balance of payments position;

•	international trade restrictions;

•	international conflict; and

•	Tax policy.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. The economic reforms in China have been conducted under a tight grip of the Chinese government. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign shareholders, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for shareholders to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our activity to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. The majority of our revenues will be settled in Renminbi and, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Cessation of the income tax reduction and exemption for our subsidiaries may have an adverse impact on our net profits. Under Chinese income tax law, a company would ordinarily be subject the PRC state and local income tax rates of 30% and 3%, respectively. However, the law also provides tax exemption or reduction for high-tech businesses and foreign invested enterprises (“FIE”). As a result, some of our subsidiaries are currently enjoying a tax reduction of and/or exemption from state and local income tax. For details, please see the income taxes section of “Management Discussion and Analysis.” If the Chinese government could change its tax law, our revenues and profit could suffer.

A new Chinese law may impact our ability to make acquisitions of Chinese businesses. On August 8, 2006, six PRC regulatory agencies namely, the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission (“SASAC”), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (“SAFE”), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rule”), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore Special Purpose Ventures, or SPVs, formed after the effective date, for overseas listing purposes, through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

The Company intends to make acquisitions of Chinese businesses in the future. There are uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the NEW M&A Rule and there uncertainties could make it difficult or impossible to make acquisitions of Chinese businesses in the future.

Foreign Investment Policy Change

On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which will take effect on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25 percent and abolishes the favorable policy for foreign invested enterprises. After this law takes effect, newly established foreign invested enterprises will not enjoy favorable tax treatment as in effect under current tax laws. Some of our subsidiaries are benefiting from the preferred tax rates for foreign companies and will follow the new tax rate when their respective term of preferred tax rates expires. Our net income margin may be affected by that time.

If the government changes its policies on value added tax rebate, our revenues and profit could be adversely affected. Under Chinese tax law, businesses should pay a value added tax at a 17% rate. To support the development of the software industry, the Chinese government has instituted policies to rebate value added tax charged for software certified by the government up to 14%. As a result, our subsidiary Hua An Limited, is paying its value added tax at an effective rate of 3% for the software they sell. However, the Chinese government changes its policies from time to time. If the Chinese government changes the policies currently in place for value added tax rebate, our revenues and our profit could suffer.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi. The value of our Common Stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our Common Stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our Common Stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Risks Related to the Market For Our Stock

The market for our Common Stock is limited. The trading market in our common stock is the Over the Counter Bulletin Board. The Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market.

Trading in our Common Stock has been limited. We currently have approximately 500 shareholders with approximately 3,661,678 freely tradable shares. But the trading volume has been low A viable public trading market may not develop for our shares or may take a period of time to develop. Such a market, if it does develop, could be subject to extreme price and volume fluctuations. In the absence of an active trading market:

•	Shareholders may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our Common Stock may be limited; and

•	a lack of visibility for our Common Stock may have a depressive effect on the market price for our Common Stock.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, we are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States. We conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely within the United States.

The trading prices of many companies that have business operations only in China have been volatile which may result in large fluctuations in the price of our Common Stock and losses for shareholders. The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies that have business operations only in China. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of these companies could depress our stock price regardless of our operating results. The market price of our Common Stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	additions or terminations of coverage of our Common Stock by securities analysts;

•	statements by securities analysts regarding us or our industry;

•	conditions or trends in the our industry; and

•	changes in the economic performance and/or market valuations of other industrial fire safety companies.

The prices at which our Common Stock trades will affect our ability to raise capital, which may have an adverse affect on our ability to fund our operations.

Our Common Stock may be considered to be a “penny stock” and, as such, the market for our Common Stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share, we have net tangible assets of $2,000,000 or less, or if we fall below certain other thresholds, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We may seek to make acquisitions that prove unsuccessful or strain or divert our resources. We may seek to expand our business through the acquisition of related businesses and assets. We may not be able to complete any acquisitions on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

•	the diversion of our management’s attention from our everyday business activities;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

•	the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

•	we will be able to successfully integrate the operations and personnel of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with environmental liabilities undiscovered at the time of acquisition.

In addition, future acquisitions by us may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt;

•	restructuring charges; and

•	the recognition of significant charges for depreciation and amortization related to intangible assets.

We do not intend to pay any dividends on our Common Stock in the foreseeable future. We currently intend to retain all future earnings, if any, to finance our current and proposed business activities and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on our Common Stock.

We are not currently compliant with certain Sarbanes-Oxley Act standards. The enactment of the Sarbanes-Oxley Act in July 2002 created a significant number of new corporate governance and internal control requirements. Since our Common Stock is currently quoted on the OTCBB, it is not currently subject to a number of such requirements. Although we expect to implement the requisite changes to become compliant with existing requirements, and new requirements when they do apply to us, we may not be able to do so, or to do so in a timely manner. If we do not come into compliance with the Sarbanes-Oxley Act corporate governance requirements, we may not be able to list its securities on either AMEX or NASDAQ markets in the event we ever attempt to do so.

Certain stockholders can exert control over the Company and may not make decisions that further the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) together will own an aggregate of approximately 49.5% of our outstanding Common Stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

ITEM 2. DESCRIPTION OF PROPERTY

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are generally granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently own land use rights to approximately 23,700 square meters of land consisting of R&D center, manufacturing facilities, employee quarters, warehouses and office buildings in Beijing, China. We currently lease an office space of more than 1,000 square meters in Zhongguancun High-Tech Park, Beijing, China, which houses out marketing and technical support staff. We also lease an office space of 150 square meters in down town Beijing, which serves as a corporate liaison office.

The main equipment and machinery of our business include line detector manufacturing assembly lines, machine tools for metal parts, equipment for electronics products, etc.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. We plan to purchase additional equipment this year to increase capacity.

ITEM 3. LEGAL PROCEEDINGS

We are subject to lawsuits that typically accompany our business. No lawsuit that is currently pending or threatened that is other that routine litigation that is incidental to the business. No pending lawsuit is material to our business and no suit has been threatened that, if filed, would be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective as of December 11, 2006, our board of directors adopted resolutions approving the amendment of our articles of incorporation to (i) change our name from "Unipro Financial Services, Inc." to "China Fire & Security Group, Inc."; (ii) increase our authorized shares from 18 million (18,000,000) to 70 million (70,000,000) and the number of our authorized shares of common stock from thirteen million (13,000,000) to sixty-five million (65,000,000). The amendment of the Articles of Incorporation of the Company was submitted to the stockholders and approved by written consent on January 5, 2007 in accordance with Section 607.0704 of the Florida Revised Statutes. A total of 15,390,000 shares were voted for the resolution, which represents the majority of common shares outstanding.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

Shares of our Common Stock are listed on the OTC Bulletin Board under the symbol CFSG.OB.

The Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market.

Trading in our common stock has been sporadic and does not constitute an active market. From November 2, 2006 to March 21, 2007, our trading volume has been very low and inconsistent, ranging from no trading at all to a high of 95,000 shares. During the same period, the high sale price was $5.50 and the low sale price was $3.10. Prior to the acquisition of CFPG, we were a publicly traded shell and the transactions in our stock while we were a shell are not relevant. During the first quarter of 2007 through March 21, the high and low sale prices were $5.50 and $3.30 and on March 21, 2007, the closing price was $4.40. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

The Company granted options to purchase 750,000 shares of Common Stock to management in 2006. The options have an exercise price of $1.25. The Company intends to register the issuance of such shares on Form S-8.

There are Series A warrants to purchase 492,340 shares Common Stock at $3.58 per share and Series B warrants to purchase 492,340 shares at $4.88 per share. The warrants were issued to investors on October 27, 2006 and December 5, 2006. The warrants expire in 2011. There are also warrants to purchase 184,626 shares of Common Stock at $3.25 per share, which were issued to HC Wainright, our placement agent in the private placement we conducted. These warrants expire in 2011.

The Company has previously registered the resale of 4,695,375 shares issued and issuable on exercise of the warrants to the Investors and issuable on exercise of warrants issued to H.C. Wainwright and its employees and approximately 1,064,352 shares held by certain shareholders of the Company before the acquisition of CFPG who may not use Rule 144.

Shareholders

As of March 21, 2007, we had outstanding 26,461,678 shares of common stock, held by approximately 500 stockholders of record and beneficially.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future. Prior to the Share Exchange, CPFG and its predecessors paid dividends of $6,293,000 in 2005, and $8,538,760 in 2006. We have no current plans to pay dividends. There are no restrictions at the current time on the payment of dividends.

Recent Sales of Unregistered Securities

On October 27, 2006, the Company issued 701,538.46 shares of the Series A Convertible Preferred Stock in exchange for all of the issued and outstanding shares of CFPG. Upon the effective date of an amendment to the Articles of Incorporation amending Article 4 increasing the total number of authorized shares to 70,000,000 and increasing the number of authorized shares of Common Stock to 65,000,000 (the “Mandatory Conversion Date”), (i) all outstanding shares of Series A Convertible Preferred Stock were automatically converted into an aggregate of 22,800,000 shares of Common Stock, at the Conversion Rate. The Series A and the common shares were issued in reliance on the exemption provided by Regulation S. The persons to whom the stock was issued are all Chinese citizens and residents.

On October 27, 2006, pursuant to a Securities Purchase Agreement dated October 27, 2006 (“SPA”), the Company issued 1,538,600 units at $3.25 per share consisting of 1,538,600, Class A warrants expiring on October 27, 2011 to acquire 307,723 shares at $3.58 per share and Class B warrants expiring on October 27, 2011 to acquire 307,723 shares at $4.88 per share. The terms of the warrants prohibit exercise of the warrants to the extent that exercise of the warrants would result in the holder, together with its affiliates, beneficially owning in excess of 4.999% of our outstanding shares of common stock.

On December 5, 2006, under the SPA, the Company issued 923,078 units at $3.25 per share consisting of 923,078, Class A warrants expiring on December 5, 2011 to acquire 184,617 shares at $3.58 per share and Class B warrants expiring on December 5, 2011 to acquire 184,617 shares at $4.88 per share.

The terms of the warrants prohibit exercise of the warrants to the extent that exercise of the warrants would result in the holder, together with its affiliates, beneficially owning in excess of 4.999% of our outstanding shares of common stock.

In connection with the SPA, the Company issued warrants to acquire a total of a total of 184,626 shares at $3.25 per share to H.C Wainwright and its employees. These warrants will expire of December 4, 2011.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 10 of this report.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

We did not conduct any operations during periods up through October 27, 2006. However, we have included elsewhere in this 10-K the historical consolidated financial statements of China Fire Protection Group Limited, our recently acquired subsidiary engaged in the design, development, manufacturing and sale of fire protection products and services for large industrial consumers in China.

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements for the three months ended December 31, 2006 and 2005, and for the twelve months ended December 31, 2006 and 2005, and their respectively related notes included in this information statement.

Overview

We are engaged in the design, development, manufacturing and sale of fire protection products and services for large industrial consumers in China. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is the first in China to leverage high technology for fire protection and safety to clients such as iron and steel companies, power plants, petrochemical plants, as well as, special purpose construction in China.

Reorganization

We were organized as a Florida corporation on June 17, 2003.

On September 1, 2006, we entered into a share exchange agreement, pursuant to which we will acquire all of the outstanding capital shares of China Fire Protection Group Inc. in exchange for a controlling interest in our common shares. The transaction was completed on Oct 27, 2006.

China Fire Protection Group was organized on June 2, 2006 for the purpose of acquiring all of the capital shares of Sureland Industrial Fire Safety Limited (Sureland Industrial), a Chinese corporation, and, Sureland Industrial Fire Equipment Co., Ltd. (Sureland Equipment), a Chinese corporation, which collectively engage in the design, development, manufacturing and sale of fire protection products and services for large industrial consumers in China. As a result of the transactions described above, both Sureland Industrial Fire Safety Limited and Sureland Industrial Fire Equipment Co., Ltd became wholly-owned subsidiaries of China Fire Protection Group Limited, and China Fire Protection Group Limited is a wholly-owned subsidiary of Unipro.

On February 9, 2007, Unipro changed its name to China Fire & Security Group, Inc. (CFSG) and started trading on OTC Bulletin Board under its new ticker symbol CFSG.

CFSG owns, through its wholly owned subsidiary China Fire Protection Group, Inc., Sureland Industrial and Sureland Equipment (jointly “Sureland”). Sureland is engaged primarily in the design, development, manufacture and sale in China of a variety of fire safety products for the industrial fire safety market and of design and installation of industrial fire safety systems in which it uses its own fire safety products. To a minor extent, it provides maintenance services for customers of its industrial fire safety systems. Its business is primarily in China, but it has recently begun contract manufacturing products for the export market and it has begun to provide a fire safety system for a Chinese company operating abroad.

Sureland markets its industrial fire safety products and systems primarily to major companies in the iron and steel, power and petrochemical industries in China. It has also completed projects for highway and railway tunnels, wine distilleries, tobacco warehouses and a nuclear reactor. It is developing its business in the transportation, wine and tobacco, vessels, nuclear energy, and public space markets. Its products can be readily adapted for use on vessels and in exhibition halls and theatres. It plans to expand its marketing efforts to secure business in these industries.

Sureland has internal research and development facilities engaged primarily in furthering fire safety technologies. It believes that its technologies allow it to offer cost-effective and high-quality fire safety products and systems. It has developed products for industrial fire detecting and extinguishing. It believes that it is the only manufacturer in China which has successfully developed a comprehensive line of linear heat detectors.

Sureland operates sales and liaison offices in more than 20 cities in China.

Sureland has been ranked as the leading Chinese industrial fire safety company two times by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Its key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Its products have been used by its customers in more than 20 provinces throughout China.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this prospectus, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects comprises the agreed contract amount and appropriate amounts from change orders, claims and incentive payments. Contract costs incurred comprise direct material, direct labor and an appropriate proportion of variable and fixed construction overhead. When the outcome of a project can be estimated reliably, revenue from the contract is recognized on the percentage of completion method, which is based on the proportion of contract costs incurred to date compared to the estimated total cost of the relevant contract. Where contract costs incurred to date plus recognized profits less recognized losses exceed progress billings, the surplus is treated as an amount due from contract consumers. Where progress billings exceed contract costs incurred to date plus recognized profits less recognized losses, the surplus is treated as an amount due to contract customers.

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue are represented the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

3.	Revenue from the rendering of Maintenance Services is recognized over period services are provided.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging, although there is no assurance that the Company will not enter into such activities in the future.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from system contracting projects under the percentage of completion method and the allowance of doubtful accounts. Management evaluates all of its estimates and judgments on an on-going basis.

Accounts receivable

Accounts receivable represents the products sales, maintenance services and system contracting projects with its customers that were on credit. The credit term is generally for a period of three months for major customers. Each customer has a maximum credit limit. The Company seeks to maintain strict control over its outstanding receivables. Overdue balances are reviewed regularly by senior management.

Results of Operations

The following is a schedule showing results of our business. All references to the results of operations and financial condition are those of China Fire Protection Group.

Comparison of the Year Ended on December 31, 2006 and 2005:

	Year Ended December 31
	2006	2005
Revenues	$32,455,036	$21,178,476
Cost of Revenues	16,226,307	8,642,234
Gross Profit	16,228,729	12,536,242

SGA Expenses	8,250,285	5,495,578

Income From Operations	7,978,444	7,040,664

Other Income (Expenses)	643,978	577,673
Change in Fair Value of Derivative Instruments	(1,570,575)
Total Other Income (Expenses)	(926,597)	577,673

Income Before Taxes and Minority Interest	7,051,847	7,618,337
Provision For Income Taxes	82,206	202,920

Net Income Before Minority Interest	6,969,641	7,415,417
Minority Interest		143,283
Net Income	6,969,641	7,272,134
Foreign Exchange adjustment	581,932	483,590
Comprehensive income	$7,551,573	$7,755,724

Weighted Average Number of Shares - basic	24,340,196	24,000,000
Weighted Average Number of Shares - diluted	24,539,414	24,000,000

Earnings Per Share - Basic	$0.29	$0.30
Earnings Per Share - Diluted	$0.28	$0.30

The Year Ended December 31, 2006 and 2005

Total revenues were approximately $32.5 million for the year ended December 31, 2006 as compared to approximately $21.2 million for the year ended December 31, 2005, an increase of approximately $11.3 million or 53.2%. The increase in revenues is a result of our focused sales efforts and also demonstrates continuous demand for our products and solutions from our industrial customers, including iron and steel companies, power plants and petrochemical plants during the year ended December 31, 2006.

Cost of revenues for the year ended December 31, 2006 was approximately $16.2 million or 50.0% of revenues as compared to $8.6 million or 40.8% of revenues for the year ended December 31, 2005. The cost of our own products are primarily composed of the costs of direct raw material (mainly copper wires, steel, and electronic devices), direct labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The costs of projects include the cost of our products, the products from third party vendors and the cost of outsourcing of most of the labor intensive installations. We tend to have higher margin on our own products and have lower margin on projects which includes high percentage of products from third parties. During the year ended 2006, our projects has higher percentage of costs coming from third parties which led to the higher cost of revenues in comparison to those projects in 2005.

Operating expenses were approximately $8.3 million for the year ended December 31, 2006 as compared to approximately $5.5 million for the year ended December 31, 2005, an increase of approximately $2.8 million or 50.1%. We have incurred a normal increase in sales which resulted in an increase of our sales force, sales related marketing activities and support staff. Selling expenses primarily consist of promotional and other sales and marketing expenses, salaries, commissions, and benefits for our sales and marketing personnel. We expect that our selling expenses will increase in absolute terms in the near term as we increase our sales efforts, hire additional sales personnel, set up additional branch offices and initiate additional marketing programs. We also had $0.6 million non-cash charge for management stock option plan and we had incurred additional general and administrative expenses as a result of being listed as a public company in the United States.

Income from operations was $8.0 million for the year ended December 31, 2006 as compared to approximately $7.0 million for the year ended December 31, 2005, an increase of approximately $0.9 million or 13.3%.

We have incurred a $1.6 million non-cash charge for the change in fair value of derivatives related to the warrants associated with the October 2006 private placement for the year ended December 31, 2006. There were no such charges for the year ended December 31, 2005.

Net income was approximately $7.0 million for the year ended December 31, 2006 as compared to approximately $7.3 million for the year ended December 31, 2005, a slight decrease of $0.3 million or 4.1%. The decrease was mainly due to aforementioned non cash charge of $2.2 million. Our net income had an increase of $1.9 million or 26.3% without regard to these $2.2 million non cash expenses.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $1,065,522 and $483,590 as of December 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2006, and 2005 were 7.96 RMB and 8.18 RMB, respectively.

The comprehensive income, which adds the currency adjustment to the net income, were approximately $7.6 million for the year ended December 31, 2006 as compared to approximately $7.8 million for the year ended December 31, 2005, a decrease of $0.2 million or 2.6%. Our comprehensive income had an increase of $2.0million or 25.9% without regard to the non cash expenses.

Income Taxes

We are not subject to any income taxes in the United States or the British Virgin Islands. Under the Income Tax Laws of PRC, a company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments with the following “tax holidays”:

1.
If the enterprise is located in a specially designated region (New Technology Enterprise Development Zone), it enjoys a three-year income tax exemption and a 50% income tax reduction for the following three years.

2.
If the enterprise is a manufacturing related joint venture with a foreign enterprises or a wholly owned subsidiary of a foreign enterprise, it enjoys a two-year income tax exemption from the year that it is profitable and a 50% income tax reduction for the following three years.

Sureland Industrial has been a domestic limited liability company since November 2000 and has been subject to an income tax at an effective rate of 33%. However, since July 19, 2006, Sureland Industrial becomes a wholly owned subsidiary of China Fire Protection Group Limited, a foreign enterprise, and will start enjoying the special income tax rate of 24% from 2006, and tax exemption from 2007 to 2008, and is entitled to a 50% deduction of the special income tax rate of 24% which is a rate of 12% from January 2009 to December 31, 2011. Sureland Equipment started enjoying the special income tax rate of 24% from 2006 and was granted income tax exempt in the period between April 2006 and December 31, 2007 and is entitled to a 50% deduction of the special income tax rate of 24% which is a rate of 12% from January 2008 to December 31, 2010.

The following subsidiaries of Sureland Industrial were established and registered in the New Technology Enterprise Development Zone, Beijing, PRC and are subject to the rate of 15% and have been certified by the relevant PRC authorities high technology enterprises. However pursuant to approval documents issued by the relevant tax bureau, all the subsidiaries have obtained the following additional tax benefits:

•	Beijing Zhong Xiao was exempt from income taxes during the period between March 18, 2003 and December 31, 2005.

•
Beijing HuaAn was granted income tax exempt in the period between January 2006 and December 31, 2008 and is entitled to a 50% deduction of the special income tax rate of 15% which is a rate of 7.5% from January 2009 to December 31, 2011.

The provision for income taxes for the period ended December 31 consisted of the following:

	2006	2005
Provision for China Income Tax	$74,733	$184,473
Provision for China Local Tax	7,473	18,447
Total provision for income taxes	$82,206	$202,920

Liquidity and Capital Resources

As of December 31, 2006, we had working capital totaling $23.0 million including cash and cash equivalents of $9.4 million

Net cash provided by operating activities totaled approximately $8.9 million for the year ended December 31, 2006 as compared to approximately $4.1 million for the year ended December 31, 2005.

Net cash used in investing activities for the years ended December 31, 2006 totaled $10.9 million was mainly for the purchase of shares of Sureland Industrial by CFPG, a minor equity interest in Tianjin Fire Safety Equipment, and a build-out of a new fire testing center. Net cash used in investing activities for the year ended December 31, 2005 totaled $0.5 million for the purchase of equipment..

Net cash provided by financing activities for the year ended December 31, 2006 totaled $8.9 million. Net cash used in financing activities for the year ended December 31, 2005 was $7.1 million.

As a result of the total cash activities, net cash increased $7.1 million from December 31, 2005 to December 31, 2006. The increase was due to the issuance of common stock occurred and positive cash flow from operations in 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

ITEM 7.    FINANCIAL STATEMENTS

Our consolidated financial statements and related notes are contained on pages F-1 to F-30 of this report.

ITEM 8.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 15, 2006, we dismissed Berkovits, Lago & Company, LLP as our principal independent accountant. Berkovits, Lago & Company, LLP’s report on our financial statements for the past three years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. The report for the year ended October 31, 2005 contained a “going-concern” modification. There were no disagreements with Berkovits, Lago & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Berkovits, Lago & Company, LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Berkovits, Lago & Company has furnished to us a letter addressed to the SEC, which we have filed with the SEC, stating that it agrees with the foregoing statements.

On December 15, 2006, we retained Moore Stephens Wurth Frazer and Torbet, LLP to serve as our principal independent accountant. Our board of directors approved the decision to dismiss Berkovits, Lago & Company, LLP as our principal independent accountant and to retain Moore Stephens Wurth Frazer and Torbet, LLP to serve as our principal independent accountant.

Prior to December 15, 2006 neither the Company nor anyone on its behalf has consulted Moore Stephens with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with Moore Stephens regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 8A.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls. Brian Lin, who is our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2006 fiscal year pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Lin concluded that our disclosure controls and procedures were effective as of December 31, 2006.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

 (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2007 as we implement our Sarbanes Oxley testing methodologies.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTER, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following individuals are our officers and directors. They were appointed upon the completion of the share exchange between CFPG and Unipro. The officers and directors below were not affiliated with Unipro prior to the share exchange.

Name	Age	Position
Gangjin Li	45	Chairman of the Board
Brian Lin	42	Director and Chief Executive Officer
Tieying Guo	49	President, Sureland Industrial Fire Safety Limited
Qihong Wu	74	Director

Mr. Gangjin Li, Chairman of the Board. Mr. Li has served as our Chairman of the Board of the Directors since October 2006. Mr. Li is the founder of Sureland Industrial and its subsidiaries, and has served as its director and General Manager since its formation in 1995 and Chairman of the Board since 2000. Prior to founding Sureland in 1995, he was a Director of Engineering in the 20th Metallurgic Construction Company of the Ministry of Metallurgy. Mr. Li was a pioneer in the industrial fire safety industry in China with over 15 years experience in the industry. Mr. Li is an executive director of China Fire Protection Association (CFPA), and vice-chairman of “Electrical Fire Prevention Committee of CFPA”. Mr. Li is also a member of the US-based “National Fire Protection Association”. In recognition of his leadership in bringing Sureland to be the No. 1 company in China’s industrial fire safety industry, Mr. Li was awarded by City of Beijing an “Beijing Outstanding entrepreneur—Beijing 5th Torch of Science” in 2002. Mr. Li holds a bachelor’s degree from Wuhan University of Science and Technology and a Master degree in management science from Beijing University.

Mr. Brian Lin, Chief Executive Officer, Director. Mr. Lin has served as a director since October, 2006 and as our Chief Executive Officer and Chief Accounting Officer since October 2006. Mr. Lin served as Vice President of Sureland since January 2006. Mr. Lin is an early stage investor and co-founder of Sureland and has been providing strategic guidance to Sureland since its inception. Prior to joining the company, from 2001 to 2005, Mr. Lin served as CEO of Beijing Linkhead Technologies, a company that he co-founded in 1994 and was sold to PacificNet Inc. (Nasdaq “PACT”) in December 2003. Prior to Linkhead, Mr. Lin was Director of R&D, Value-added Services Division of UTStarcom (Nasdaq “UTSI”) and held various management and technical positions with Nortel Networks, Motorola and Tandem Telecom in the US. Mr. Lin received a bachelor’s degree in electrical engineering from Huazhong University of Science and Technology and a Master’s degree in Electrical Engineering from University of Toronto, Canada in 1989.

Ms. Tieying Guo, President, Sureland Ms. Guo has served as President of Sureland since July 2006. Ms. Guo has over twenty years experience in China’s Fire Protection Industry where she worked for the Ministry of Public Security. Prior to joining Sureland, from January 2004 to July 2006, Ms. Guo was Executive Vice President of China Fire Safety Enterprise Group, a fire protection equipment and engineering company in China and has been listed in Hong Kong Stock Exchange since 2002. Ms. Guo provided key strategic guidance in all the M&A activities for China Fire Safety Enterprise Group in China. From 2000 to 2004, Ms. Guo held management positions with China Huandao Group, the largest state-owned group which owned almost all the largest state-owned fire protection companies in China.

Mr. Qihong Wu, Director. Mr. Wu has served as a director since October 2006. Mr. Wu served as director of Sureland from April 2002 to September 2006. From 1993 to present, Mr. Wu has served as a committee member of China Fire Prevention Association, and vice chairman of Asia-Australian Fire Hazard Science and Technology Club. Mr. Wu was the Chief Engineer of the Fire Prevention Bureau of the Ministry of Public Security and a supervisor at the Academic Committee of China Fire Prevention Association. Mr. Wu Qi Hong graduated from Tongji University in 1955 with a bachelor’s degree.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) of our registered stock to file initial reports of ownership and reports of changes in ownership of our shares with the SEC, and to provide copies of such reports to the company.

During the fiscal year ended December 31, 2006, our executive officers, directors or beneficial owners of more than ten percent (10%) of our capital shares were required to file reports on Forms 3 and 4. To our knowledge, all our executive officers, directors and owners of more than ten percent (10%) of our capital shares filed their Form 3s and 4s on a timely basis in 2006.

Code of Ethics

We have adopted a Code of Ethics (as defined in Item 406 of Regulation S-B) that applies to our principal executive, financial and accounting officers. China Fire & Security Group, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Mr. Brian Lin, Chief Executive Officer, South Banbidian Industrial Park, Liqiao Township, Shunyi District, Beijing 101304, People’s Republic of China.

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed.

We do not have a nominating committee. All of the directors participate in the nomination process. The board believes that such a committee is currently unnecessary.

Board of Directors; Audit Committee and Financial Expert

Our board of directors is currently composed of three members: Gangjin Li, Brian Lin, and Qihong Wu. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have an audit committee. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

The Board has determined that it has no a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act. And we have no “independent” director set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.

We are in the process of engaging independent directors and establishing an audit committee.

Compensation Committee

We do not have a compensation committee. The board believes that such a committee is currently unnecessary.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us to our chief executive officer and to all other executive officers of CFPG for services rendered during the fiscal years ended December 31, 2006. Gangjin Li was appointed as Chairman of the Board and Brian Lin as Chief Executive Officer on October 27, 2006. The compensation amounts paid to Mr. Li, Mr Lin and Ms. Guo reflect compensation paid to them by the operating subsidiaries of China Fire Protection Group Ltd. and its subsidiaries during the reported periods.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brian Lin CEO, CFO	2006	12,000			128,800				140,800
Gangjin Li Chairman	2006	12,000			257,600				269,600
Tieying Guo President of Sureland **	2006	5,250			17,173				22,423
John Vogel * President	2006	0			0				0

* John Vogel was the President of Unipro Financial Services from January 2006 to October 27, 2006 prior to the merger.

** Ms. Guo joined Sureland on July 1, 2006.

Retirement, Post-Termination and Change in Control Descriptions

The Company currently does not have retirement, post-termination and change in control arrangements for its officers.

Employment Agreements

We plan to enter into employment agreements at market rates as determined by the board of directors and confidentiality agreements with officers in the near future.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for our named executive officers outstanding as of December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Brian Lin	93,750	56,250		1.25	June 30,2016
Gangjin Li	187,500	112,500		1.25	June 30,2016
Tieying Guo	12,500	7,500		1.25	June 30,2016

Description of Equity Compensation Plans Approved By Shareholders

The Company had one equity compensation plan which is the Unipro Financial Services, Inc. 2003 Equity Incentive Plan (the “2003 Stock Plan”), which was established prior to the share exchange with CFPG. The 2003 Stock Plan was adopted and approved by shareholders in 2003. Pursuant to the 2003 Stock Plan, we reserved 1,000,000 shares of our common stock for issuance of which 941,238 remain available for future grants. To date we have issued 58,762 common shares under the plan. No shares are currently subject to options. The Plan will be terminated and replaced by a new plan to be adopted by the board of directors and submitted to shareholders for approval in the near future. The Board of directors will not issue any more options under the 2003 plan.

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

In June, 2004, a registration statement covering the issuance of shares under the 2003 Stock Plan was declared effective by the Securities and Exchange Commission.

CFPG had issued stock options to purchase common stock to the executives and management team of Sureland Industrial Fire Safety Limited on July 1, 2006. We exchanged those options for options to purchase our common stock on a one-to-one basis. The total number of option shares is 750,000. 375,000 (or 50%) of these options were vested immediately on July 1, 2006 with a strike price of $1.25 per share. The remaining 375,000 (or 50%) of these options will vest evenly every quarter over the next two years with a strike price of $1.25 per share. The expiration date of these options is July 1, 2016.

Director Compensation

The following table provides information concerning compensation paid by us to our directors during the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Qihong Wu	4,500						4,500

We have not adopted a formal director compensation program. We made cash payment to one director in 2006. We expect to establish such program once we complete the process of engaging independent directors and forming various committees of the board of directors.

Board Composition and Committees

Our board of directors currently consists of three members. We currently do not have standing audit, nominating or compensation committees. Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, including 26,461,678 shares of Common Stock, 1,169,306 warrants, and 468,750 stock options that are exercisable by the management team within 60 days from December 31 2006:

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of Common Stock;

•	each of our directors, executive officers and nominees to become directors; and

•	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Owner		Percent of Class
common	Li Brothers Holding Inc.(1)	12,768,000		45.4%
common	Vyle Investment Inc.(2)	2,621,660		9.3%
common	China Honor Investment Limited(3)	2,667,940		9.5%
common	Worldtime Investment Advisors Limited	2,576,060		9.2%
common	Gangjin Li	12,955,500	(4)	46.1%
common	Brian Lin	880,350	(5)	3.1%
common	Qihong Wu	0		0
common	Tieying Guo	12,500		0.04
common	Vision Master Opportunity Fund(6)	1,938,464		6.9%
common	Directors and executive officers as a group (4) persons	13,848,350		49.3%

*	The address for the officers and directors is South Banbidian Industrial Park, Liqiao Township, Shunyi District, Beijing 101304, People’s Republic of China, (86-10) 8416 3816.

(1)	Li Brothers Holding Inc is a BVI company of which Mr. Gangjin Li is the sole shareholder.

(2)	Vyle Investment Inc. is a BVI company of which Mr. Brian Lin owns 30%

(3)	China Honor Investment Inc. is a BVI company of which Mr. Ang Li is the sole shareholder. Mr. Ang Li is the son of Mr. Gangjin Li, who disclaims beneficial ownership of such shares.

(4)	Represents the number of shares of Common Stock plus options to purchase 187,500 shares of Common Stock that is exercisable within 60 days from Decmber 31, 2006.

(5)	Represents the number of shares of Common Stock plus options to purchase 93,750 shares of Common Stock that is exercisable within 60 days from Decmber 31, 2006.

(6)	Represents the number of shares of Common Stock purchased on October 27, 2006 and December 5, 2006 from the Company, and shares of Common Stock issuable upon exercise of the warrants.

Equity Compensation Plan Information

Prior to the share exchange with CFPG the Company had one equity compensation plan which is the Unipro Financial Services, Inc. 2003 Equity Incentive Plan. (the “2003 Stock Plan”). The 2003 Stock Plan was adopted and approved by shareholders in 2003. Pursuant to the 2003 Stock Plan, we reserved 1,000,000 shares of our common stock for issuance of which 941,238 remain available for future grants. To date we have issued 58,762 common shares under the plan. No shares are currently subject to options. The Plan will be terminated and replaced by a new plan to be adopted in the near future.

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

The Company intends to replace the 2003 Stock Plan with a new employee incentive stock option plan. The company plans to set up the new employee stock option plan in 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 27, 2006, we consummated the transactions contemplated by a share exchange agreement signed on September 1, 2006 among Unipro and the owners of the issued and outstanding capital stock of CFPG., including Gangjin Li, our current Chairman of the Board and controlling stockholder, and certain of our other officers and directors. Pursuant to the share exchange agreement, we acquired all of the outstanding capital stock of CFPG in exchange for shares of our Series A Convertible Preferred Stock which has been converted into 22,800,000 shares of our Common Stock. As a result of this transaction, Mr. Li is the owner of 49.4% percent of our outstanding common shares on a fully diluted basis.

On June 19, 2006, CFPG entered a sales and purchase agreement with the existing five shareholders (“Original Shareholders”) of Sureland Industrial Fire Safety Limited. (“Sureland Industrial”) who agreed to transfer their 100% ownership in Sureland Industrial. The total purchase consideration was $10,087,527 which was determined based upon the net asset value of Sureland Industrial as of December 31, 2005. On July 18, 2006, this transfer was approved by the Beijing Bureau of Commerce, and the registration with the Beijing State Administration for Industry and Commerce of the People’s Republic of China, (“PRC”) was completed on July 18, 2006. As a result of this transfer, CFPG became the 100% shareholder of Sureland Industrial as of July 19, 2006.  Mr. Gangjin Li, our current Chairman of the Board and controlling stockholder, was a controlling shareholder of Sureland Industrial.

On June 22, 2006, CFPG signed a sales and purchase agreement with the existing two shareholders, Sureland Industrial and Vyle Investment Inc., to become 100% shareholder of Sureland Equipment. The purchase price was based on the registered capital (US$660,000) of Sureland Equipment. On August 4, 2006, this transaction was approved by the Beijing Bureau of Commerce, and the registration with the Beijing State Administration for Industry and Commerce of the People’s Republic of China, (“PRC”) was completed on August 15, 2006. Mr. Gangjin Li, our current Chairman of the Board and controlling stockholder, was a controlling shareholder of Sureland Equipment.

PART IV

ITEM 13.  EXHIBITS

The exhibits to this Annual Report on Form 10-KSB are listed in the Exhibit Index contained at the end of this report. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore Stephens Wurth Frazer and Torbet, LLP has audited our financial statements annually since the 2004 fiscal year. All of the services described below were approved by our board prior to performance. The board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees

The aggregate fees for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP in connection with its audit of our annual consolidated financial statements in our Form 10-KSB and the review of our quarterly consolidated financial statements included in our Forms 10-QSB for the fiscal years ended December 31, 2005 and 2006 totaled approximately $180,000 and $150,000, respectively.

Audit-Related Fees

No fees were paid by us for assurance and related services rendered by Moore Stephens Wurth Frazer and Torbet, LLP in connection with its audit and review of our financial statements for the fiscal years ended December 31, 2005 and 2006.

Tax Fees

No fees were paid by us for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2006.

All Other Fees

No fees were paid by us for other services rendered by Moore Stephens Wurth Frazer and Torbet, LLP for the fiscal years ended December 31, 2005 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on April 2, 2007.

CHINA FIRE & SECURITY GROUP, INC.

By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities indicated as of March [●], 2007.

Signature	Title
/s/ Gangjin Li
Gangjin Li	Chairman of the Board

/s/ Brian Lin
Brian Lin	Director and Chief Executive Officer

/s/ Qihong Wu
Qihong Wu	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005	F-6

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Fire & Security Group, Inc. and subsidiaries
(Formerly Known As Unipro Financial Services, Inc.)

We have audited the accompanying consolidated balance sheets of China Fire & Security Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Fire & Security Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 28, 2007

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash	$9,426,091	$2,357,399
Restricted cash	1,622,833	1,535,088
Accounts receivable, net of allowance for doubtful accounts of
$1,252,947 and $529,300 as of December 31, 2006 and 2005	13,262,040	7,687,260
Accounts receivable - related party	333,056	-
Notes receivable	903,425	1,246,200
Other receivables	785,111	726,484
Other receivables - related party	90,008	-
Inventories	4,190,830	2,410,020
Costs and estimated earnings in excess of billings	9,020,122	5,638,578
Employee advances	1,648,560	1,325,035
Prepayments and deferred expenses	2,396,571	1,704,219
Total current assets	43,678,647	24,630,283

PLANT AND EQUIPMENT, net	3,529,808	3,615,374

OTHER ASSETS:
Deferred expenses - non current	40,830	59,238
Investment in Tianjin Fire Safety Equipment Co. Ltd.	501,288	-
Intangible assets - land use right, net of accumulated amortization	558,255	539,468
Total other assets	1,100,373	598,706

Total assets	$48,308,828	$28,844,363

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,796,979	$3,950,144
Accounts payable - related party	320,754	-
Customer deposits	2,713,451	1,707,220
Billings in excess of costs and estimated earnings	8,867,624	3,012,526
Other payables	388,434	260,874
Other payables - related party	50,523	-
Investment payable	-	10,087,527
Accrued liabilities	1,891,628	365,131
Dividend payable	-	8,779,200
Taxes payable	619,949	604,011
Total current liabilities	20,649,342	28,766,633

DERIVATIVE INSTRUMENT LIABILITIES	2,680,811	-

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	-	77,730

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized,
26,461,678 and 24,000,000 shares issued and outstanding	26,462	24,000
Additional paid-in-capital	13,393,171	6,056,058
Statutory reserves	3,728,127	3,458,325
Retained earnings	6,765,393	65,554
Owner contribution receivable	-	(10,087,527)
Accumulated other comprehensive income	1,065,522	483,590
Total shareholders' equity	24,978,675	-

Total liabilities and shareholders' equity	$48,308,828	$28,844,363

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES	$32,455,036	$21,178,476

COST OF REVENUES	16,226,307	8,642,234

GROSS PROFIT	16,228,729	12,536,242

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,250,285	5,495,578

INCOME FROM OPERATIONS	7,978,444	7,040,664

OTHER INCOME (EXPENSES)
Change in fair value of derivative instruments	(1,570,575)	-
Other incomes, net of other expenses	643,978	577,673
Total other income (expenses)	(926,597)	577,673

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	7,051,847	7,618,337

PROVISION FOR INCOME TAXES	82,206	202,920

NET INCOME BEFORE MINORITY INTEREST	6,969,641	7,415,417

MINORITY INTEREST	-	143,283

NET INCOME	6,969,641	7,272,134

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	581,932	483,590

COMPREHENSIVE INCOME	$7,551,573	$7,755,724

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	24,340,196	24,000,000

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	24,539,414	24,000,000

EARNING PER SHARE - BASIC	$0.29	$0.30

EARNING PER SHARE - DILUTED	$0.28	$0.30

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional paid-in-	Statutory	Retained	Owner contribution	Accumulated other comprehensive
	Shares	Par value	capital	reserves	earnings	receivable	income	Totals

BALANCE, December 31, 2004	24,000,000	$24,000	$6,056,058	$2,546,088	$7,097,657	$(10,087,527)	$-	$5,636,276

Net income					7,272,134			7,272,134
Adjustment to statutory reserves				912,237	(912,237)			-
Dividend declared					(13,392,000)			(13,392,000)
Foreign currency translation adjustment							483,590	483,590

BALANCE, December 31, 2005	24,000,000	$24,000	$6,056,058	$3,458,325	$65,554	$(10,087,527)	$483,590	$-

Net income					6,969,641			6,969,641
Adjustment to statutory reserves				269,802	(269,802)
Collection of contribution receivable			4,973			10,087,527		10,092,500
Cash proceeds from investment in
Sureland Equipment Co., Ltd			660,000					660,000
Issuance of common stock	2,461,678	2,462	6,028,140					6,030,602
Options issued to employees			644,000					644,000
Foreign currency translation adjustment							581,932	581,932

BALANCE, December 31, 2006	26,461,678	$26,462	$13,393,171	$3,728,127	$6,765,393	$-	$1,065,522	$24,978,675

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,969,641	$7,272,134
Adjustments to reconcile net income to cash
provided by operating activities:
Minority Interest	-	143,283
Depreciation	526,240	521,348
Amortization	13,041	12,691
Provision for doubtful accounts	691,242	-
Loss on disposal of equipment	23,635	6,660
Compensation expense for options issued to employees	644,000	-
Change in fair value of derivative instruments	1,570,575	-
(Increase) decrease in assets:
Accounts receivable	(5,896,623)	(1,861,887)
Accounts receivable - related party	(326,223)	-
Notes receivable	377,087	(1,228,110)
Other receivables	73,653	(301,398)
Other receivables - related party	(4,260)	-
Inventories	(1,664,322)	(1,183,653)
Costs and estimated earnings in excess of billings	(3,125,106)	(1,961,946)
Employee advances	(272,928)	(775,873)
Prepayments and deferred expenses	(621,609)	(1,401,928)
Increase (decrease) in liabilities:
Accounts payable	1,701,128	1,563,670
Accounts payable - related party	314,174	-
Customer deposits	928,949	790,575
Billings in excess of costs and estimated earnings	5,635,038	2,778,767
Other payables	(151,434)	(148,537)
Other payables - related party	50,523	-
Accrued liabilities	1,483,068	25,658
Taxes payable	(4,428)	(145,459)
Net cash provided by operating activities	8,935,061	4,105,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for investment in Tianjin Fire Safety Equipment	(301,996)	-
Purchase of equipment	(583,208)	(360,936)
Additions to construction in progress	-	(144,245)
Cash proceeds from sale of equipment	22,979	9,776
Acquisition of Sureland Industrial assets	(10,087,527)	-
Net cash used in investing activities	(10,949,752)	(495,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(35,017)	(768,061)
Dividend distributions to shareholders	(8,538,760)	(6,293,000)
Dividend distributions to minority interest shareholder	(348,040)	-
Cash proceeds from note payables	2,496,000	-
Cash payments on note payables	(2,532,000)	-
Cash proceeds from issuance of common stock	7,140,838	-
Cash proceeds from increase in paid-in capital	660,000	-
Cash proceeds from original shareholders	10,092,500	-
Net cash provided by (used in) financing activities	8,935,521	(7,061,061)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	147,862	181,372

INCREASE (DECREASE) IN CASH	7,068,692	(3,269,099)

CASH, beginning of year	2,357,399	5,626,498

CASH, end of year	$9,426,091	$2,357,399

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
Note 1 - Background

China Fire & Security Group Inc. (the “Company”, formerly known as Unipro Financial Services, Inc. “Unipro”), a Florida corporation that owns 100% interests in firms specializing in fire protection products and services in the People’s Republic of China (“PRC”). The Company, through its subsidiaries, is engaged in the design, development, manufacturing and sales of fire protection products and services for industrial customers in China.

On September 1, 2006, the Company signed a Securities Exchange Agreement (the “Agreement”) with China Fire Protection Group, Inc. (“CFPG”). Based on the agreement, each CFPG Shareholder agreed to sell, assign, transfer and deliver to Unipro all of the CFPG’s ordinary shares of capital stock, par value US $0.01 each (the “CFPG Shares”), in exchange for the issuance by Unipro to each such CFPG Shareholder a pro rata share of 701,538.46 Unipro shares of Series A Convertible Preferred Stock, no par value (“Unipro Preferred”). Each CFPG Shareholder’s pro rata share of the Unipro Preferred was determined by multiplying 701,538.46 Unipro Preferred by a fraction, the numerator equaled the total number of CFPG Shares owned by the CFPG Shareholder at the Closing and the denominator was is the total number of CFPG Shares issued and outstanding at the Closing. The transaction was completed on October 27, 2006.

Prior to closing, CFPG had outstanding options to purchase CFPG shares. The options were converted into 750,000 options to purchase Unipro Common Stock, $0.001 par value (“Common Stock”) on the same terms and conditions as the outstanding options. Fractional shares of Unipro Preferred were issued as necessary. For accounting purpose this transaction will be treated as a recapitalization of the CFPG where the CFPG is considered the accounting acquirer.

As a result of the reverse acquisition and recapitalization under common control. CFPG’s financial statements are presented as the continuing accounting entity. Thus, the historical financial statements of CFPG were recapitalized with the historical equity shares of the Company.

China Fire Protection Group, Inc. (“CFPG”) was incorporated in the British Virgin Islands as a limited liability company on June 2, 2006. On June 19, 2006, CFPG entered a sales and purchase agreement with the existing five shareholders (“Original Shareholders”) of Sureland Industrial Fire Safety Limited (“Sureland Industrial”) which agreed to transfer their 100% ownership in Sureland Industrial to the CFPG. The total purchase consideration was $10,087,527 which was determined based upon the net asset value of Sureland Industrial as of December 31, 2005. On July 18, 2006, this transfer was approved by the Beijing Bureau of Commerce, and the registration was completed with the Beijing State Administration for Industry and Commerce of the People’s Republic of China, (“PRC”). As a result of this transfer, CFPG became the 100% shareholder of Sureland Industrial. In accordance with laws governing foreign acquisitions of a Chinese registered company, the transfer of $10,087,527 is required to be made within 1 year from the date of issuance of the business license and the transfer were completed in December 2006.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

During June and July 2006, the CFPG issued 33,500 shares of common stock to the Original Shareholders in consideration of a promissory note receivable totaling $10,087,527 and the total number of shares outstanding in the Company is 33,500. As a result of this transaction, the Original Shareholders exercised control over the Company.

The purchase of Sureland Industrial and the issuance of CFPG’s common stock has been accounted for as a reverse acquisition and recapitalization under common control. The assets and liabilities transferred have been accounted for at historical cost. The consolidated financial statements have been presented as if the acquisition of the subsidiary occurred at the beginning of 2004.

On September 1, 2006, CFPG signed a Securities Exchange Agreement (the “Agreement”) with Unipro. Based on the agreement, each CFPG’s Shareholder agreed to sell, assign, transfer and deliver to Unipro all of the shares of the CFPG’s ordinary shares of capital stock, par value US $0.01 each (the “CFPG Shares”), in exchange for the issuance by Unipro to each such CFPG Shareholders a pro rata share of 701,538.46 Unipro shares of Series A Convertible Preferred Stock, no par value (“Unipro Preferred”). Each CFPG Shareholder’s pro rata share of the Unipro Preferred was determined by multiplying 701,538.46 Unipro Preferred by a fraction, the numerator equaled the total number of CFPG Shares owned by the CFPG Shareholder at the closing and the denominator was is the total number of CFPG Shares issued and outstanding at the closing. The transaction was completed on October 27, 2006.

Prior to closing, CFPG had outstanding options to purchase CFPG shares. The options were converted into 750,000 options to purchase Unipro Common Stock, $0.001 par value (“Common Stock”) on the same terms and conditions as the outstanding options. For accounting purpose this transaction will be treated as a recapitalization of the CFPG where the CFPG is considered the accounting acquirer.

As a result of the reverse acquisition, CFPG’s financial statements presented as the continuing accounting entity of Unipro. Thus, the historical financial statements of CFPG retroactively reflect the historical financial statements of Unipro and the pro forma financial information of Unipro will not be presented in this statement.

Sureland Industrial Fire Safety Limited (“Sureland Industrial”) was established as a Sino-foreign equity joint venture in Beijing, PRC on February 22, 1995. Sureland Industrial and its subsidiaries in China principally engage in the design, development, manufacturing and sale of fire protection products and services for industrial customers in China.

On June 12, 2006, the Beijing Administration for Industry and Commerce approved the conversion of Sureland Industrial into a limited liability company with registered capital at RMB 50,000,000.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Beijing Zhong Xiao Fire Safety Technology Co., Ltd. (“Beijing Zhong Xiao”) was a subsidiary of Sureland Industrial established in the PRC as a limited liability company on March 18, 2003. Upon its establishment, 80% and 20% of its registered capital were contributed by Sureland Industrial, partly in cash and partly in equipment and Sureland Creation in cash, respectively. The equipment contributed by Sureland Industrial consisted of certain machinery and office equipment with aggregate amount of approximately $145,200 (RMB1.2 million), being then the total carrying values of such assets in Sureland Industrial’s books. On October 8, 2006, Sureland Industrial and Sureland Creation agreed to transfer the 20% ownership in Beijing Zhong Xiao from Sureland Creation to Sureland Industrial. As of December 31, 2006, Sureland Industrial owns 100% of Beijing Zhong Xiao.

Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”) was a subsidiary of Sureland Industrial established in the PRC as a limited liability company on September 22, 2005 upon its establishment, 80% and 20% of its registered capital were contributed, in cash, by Sureland Industrial and Sureland Creation, respectively. On October 8, 2006, Sureland Industrial and Sureland Creation agreed to transfer the 20% ownership in Beijing Hua An from Sureland Creation to Sureland Industrial. As of December 31, 2006, Sureland Industrial owns 100% of Beijing Hua An.

Sureland Industrial Fire Equipment Co., Ltd. (“Sureland Equipment”) was established as a Sino-foreign equity joint venture in Beijing, the People’s Republic of China (the PRC) on April 12, 2006 with a registered capital $660,000. Upon its establishment, 75% and 25% of its registered capital were contributed, in cash, by Sureland Industrial and Vyle Investment Inc., respectively.

On June 22, 2006, CFPG signed a sales and purchase agreement with the existing two shareholders, Sureland Industrial and Vyle Investment Inc., to become 100% shareholder of Sureland Equipment. The purchase price was based on the registered capital of Sureland Equipment. On August 4, 2006, this transaction was approved by the Beijing Bureau of Commerce, and the registration with the Beijing State Administration for Industry and Commerce of the People’s Republic of China, (“PRC”) was completed on August 15, 2006.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group Inc. and subsidiaries (referred to as the Company) reflect of 100% owned subsidiary Sureland Industrial, 100% owned subsidiary Beijing Zhong Xiao, 100% owned subsidiary Beijing Hua An, and 100% owned subsidiary Sureland Equipment. The consolidated financial statements have been presented as if the acquisition of the subsidiaries occurred at the beginning of 2004 due to the common management and ownership. The consolidated financial statements generally reflect the activities of all four subsidiaries at their historical cost.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of China Fire & Security Group, Inc. and its subsidiaries (referred to as the “Company”). All material intercompany transactions and balances have been eliminated in the consolidation.

Balance sheet classifications

The Company includes in current assets accounts receivable under system contracting projects (principally retentions) that may extend beyond one year. A one-year time period is used as the basis for classifying all other current assets and liabilities.

Shipping and handling

Costs related to shipping and handling are included in cost of revenue.

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects comprises the agreed contract amount and appropriate amounts from change orders, claims and incentive payments. Contract costs incurred comprise direct material, direct labor and an appropriate proportion of variable and fixed construction overhead. When the outcome of a project can be estimated reliably, revenue from the contract is recognized on the percentage of completion method, which is based on the proportion of contract costs incurred to date compared to the estimated total cost of the relevant contract. Where contract costs incurred to date plus recognized profits less recognized losses exceed progress billings, the surplus is treated as an amount due from contract consumers. Where progress billings exceed contract costs incurred to date plus recognized profits less recognized losses, the surplus is treated as an amount due to contract customers.

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue are presented net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

3.	Revenue from the rendering of Maintenance Services is recognized over the period services are provided.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

For the year ended December 31, 2006 revenue from system contracting projects and other, and revenue from product sales was $24,869,403 and $7,585,633, respectively.

For the year ended December 31, 2005, revenue from system contracting projects and other, and revenue from product sales was $11,607,913 and $9,570,563, respectively.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.

Translation adjustments amounted to $1,065,522 and $483,590 as of December 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the years ended December 31, 2006 and 2005 were 7.96 RMB and 8.18 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. The depreciation expense for the years ended December 31, 2006 and 2005 amounted to $526,240 and $521,348 respectively.

Estimated useful lives of the assets are as follows:

Useful Life
Buildings and improvements	40 years
Transportation equipment	5 years
Machinery	10 years
Office equipment	5 years
Furniture	5 years

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at:

	2006	2005
Buildings and improvement	$2,393,171	$1,872,866
Transportation equipment	1,678,678	1,925,755
Machinery	579,708	559,150
Office equipment	968,213	863,334
Furniture	33,637	58,099
Construction in progress	-	146,370
Totals	5,653,407	5,425,574
Less accumulated depreciation	2,123,599	1,810,200
Totals	$3,529,808	$3,615,374

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.
Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from system contracting projects under the percentage of completion method and the allowance of doubtful accounts. Management evaluates all of its estimates and judgments on an on-going basis.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash (including restricted cash balances) in these banks at December 31, 2006 and 2005, amounted to $11,037,830 and $3,874,629, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash represents cash required to be deposited to banks that is subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts are $1,622,833 and $1,535,088 as of December 31, 2006 and 2005, respectively.

	December 31,	December 31,
	2006	2005
Product sales	$1,210,727	$1,121,591
System contracting projects	412,106	413,497
Totals	$1,622,833	$1,535,088

Inventories

Inventories are stated at the lower of cost or market, using a weighted average cost method. Inventories consisted of the following:

	December 31,	December 31,
	2006	2005
Raw materials	$150,546	$376,795
Finished goods	3,770,626	1,943,152
Work in progress	269,658	79,965
Consumables	-	10,108
Totals	$4,190,830	$2,410,020

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in project contracts. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventory periodically for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2006 and 2005, the Company determined that no reserves are necessary.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Accounts receivable

Accounts receivable represents amounts due from customers for product sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt.

Accounts receivable consists of the following:

	December 31,	December 31
	2006	2005
Product sales	$6,149,185	$4,724,947
Maintenance services	781,902	358,392
System contracting projects	7,583,900	3,133,221
Totals	14,514,987	8,216,560
Allowance for bad debts	(1,252,947)	(529,300)
Accounts receivable, net	$13,262,040	$7,687,260

Costs and estimated earnings in excess of billings

	December 31,	December 31
	2006	2005
Contracts costs incurred plus recognized profits less recognized losses to date	$25,378,764	$15,393,229
Less progress billings	16,358,642	9,754,651
Costs and estimated earnings in excess of billings	$9,020,122	$5,638,578

Billings in excess of costs and estimated earnings

	December 31,	December 31,
	2006	2005
Progress billings	$23,129,942	$7,562,211
Contracts costs incurred plus recognized profits less recognized losses to date	14,262,318	4,549,685
Billings in excess of costs and estimated earnings	$8,867,624	$3,012,526

At December 31, 2006 and 2005, retentions held by customers of system contracting projects included in the Company’s accounts receivable amounted to $2,519,128 and $656,057, respectively. These balances represent portions of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Research and development

Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities and other departmental expenses. The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses as incurred as they do not directly relate to any particular licensee, license agreement or licenses fee.

Research and development costs are recorded in selling and general and administrative expenses. Research and development costs were $1,277,312 and $1,462,302 during the years ended December 31, 2006 and 2005, respectively.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. Derivative instruments are carried at fair value, estimated using the Black-Scholes option model.

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user “land use rights” to use the land. The Company acquired land use rights in 2001 for a total amount of $635,757. The land use rights expire in 2051. The costs of these rights are being amortized over fifty years using the straight-line method. As of December 31, 2006 and 2005, accumulated amortization amounted to $115,332 and $96,289, respectively.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects these assets to be fully recoverable. Total amortization expense for the years ended December 31, 2006 and 2005 amounted to $13,041 and $12,691, respectively.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2006 and 2005.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.

In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Value Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the contract and production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Stock based compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of SFAS No. 156 is not expected to have a material effect on the Company’s financial position or results of operations.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. The adoption of this interpretation is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The adoption of SFAS 158 is not expected to have a material effect on the Company’s financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the current presentation and there is no effect on net income.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 3 - Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended December 31, 2006 and 2005:

	2006	2005
Net income for basic earnings per share	$6,969,641	$7,272,134

Weighted average shares used in basic computation	24,340,196	24,000,000
Diluted effect of stock options and warrants	199,218	-
Weighted average shares used in diluted computation	24,539,414	24,000,000

Earnings per share:
Basic	$0.29	$0.30
Diluted	$0.28	$0.30

At December 31, 2006, 1,169,306 warrants were excluded from the calculation because of their antidilutive nature.

The weighted average number of shares used to calculate EPS has been retroactively restated to reflect the reverse acquisition and earnings per share for the years ended December 31, 2006 and 2005.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 4 - Supplemental disclosure of cash flow information

The following summaries the supplemental disclosure of cash flow information for the years ended December 31, 2006, and 2005, respectively.

	December 31,	December 31,
	2006	2005
Interest paid	$79,025	$-

Income tax paid	$147,822	$148,874

Non-cash transactions investing and financing activities:
Investment acquired through other payable	$189,008	$-
Minority interest shares exchanged for other payable	$78,714	$-
Accounts payable exchanged for equipment	$23,230	$-
Other receivables exchanged for equipment	$106,976	$-
Related party receivables exchanged for equipment	$83,902	$-

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable amounted to $903,425 and $1,246,200 as of December 31, 2006 and 2005, respectively.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them start performing the services. Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases. Some of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis. The total outstanding amount was $2,396,571 and $1,704,219 as of December 31, 2006 and 2005, respectively.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 7 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders, maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2006 and 2005, customer deposits amounted to $2,713,451 and $1,707,220, respectively.

Note 8 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of year end for system contracting projects. As of December 31, 2006 and 2005, accrued liabilities amounted to $1,891,628 and $365,131, respectively.

Note 9 - Income taxes

Under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows enterprises a three-year income tax exemption and a 50% income tax reduction for the following three years or the enterprise is a manufacturing related joint venture with a foreign enterprise or a wholly owned subsidiary of a foreign enterprise, where it allows enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

In November 2000, with the foreign shareholder transferring all of its ownership in Sureland Industrial to certain PRC nationals and upon the approval of the Beijing Foreign Economic and Trade Commission, Sureland Industrial was converted from a Sino-foreign equity joint venture into a domestic limited liability company. Sureland Industrial itself had been subject to an income tax at an effective rate of 33%.

Under the Income Tax Laws of Beijing State Administration Taxation of PRC, enterprise who is in the manufacturing operation in the City of Beijing and is a wholly owned subsidiary of a foreign enterprise and is subject to an income tax rate of 24%.

On July 19, 2006, Sureland Industrial became a wholly owned subsidiary of the Company, and will start enjoying the special income tax rate of 24% from October 2006. The Company was granted income tax exempt from January 1, 2007 to December 31, 2008, and is entitled to a 50% deduction of the special income tax rate of 24% which is a rate of 12% from January 2009 to December 31, 2011.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

On August 4, 2006, Sureland Equipment became a wholly owned subsidiary of the Company, a foreign enterprise, will start enjoying the special income tax rate of 24% from 2006, the company was granted income tax exempt in the period between April 2006 and December 31, 2007 and is entitled to a 50% deduction of the special income tax rate of 24% which is a rate of 12% from January 2008 to December 31, 2010

The Company’s subsidiaries, Beijing Zhong Xiao, and Beijing Hua An, were established and registered in the New Technology Enterprise Development Zone, Beijing, PRC and are subject to the rate of 15% and have been certified by the relevant PRC authorities high technology enterprises. However pursuant to approval documents issued by the relevant tax bureau, all the subsidiaries have obtained the following additional tax benefits:

Beijing Zhong Xiao was exempt from income taxes during the period between March 18, 2003 and December 31, 2005.

Beijing Hua An was exempt from income taxes during the period between January 2006 and December 31, 2008 and is entitled to a 50% deduction of the special income tax rate of 15% which is a rate of 7.5% from January 2009 to December 31, 2011.

The provision for income taxes for the years ended December 31, 2006 and 2005 consisted of the following:

	2006	2005
Provision for China Income Tax	$74,733	$184,473
Provision for China Local Tax	7,473	18,447
Total provision for income taxes	$82,206	$202,920

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31:

	2006	2005
U.S. Statutory rates	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(32.0)	(30.3)
Total provision for income taxes	1.0%	2.7%

The estimated tax savings for the years ended December 31, 2006 and 2005 amounted to $3,206,276 and $1,977,235, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the years ended December 31, 2006 and 2005 by $0.13 and $0.08, respectively.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Taxes payable

Taxes payable as of December 31 consisted of the following:

	December 31,	December 31,
	2006	2005
VAT taxes payable (credit)	$47,211	$(25,025)
Income taxes payable	(13,317)	121,301
Sales taxes	541,486	445,889
Other taxes payable	44,569	61,846
Total	$619,949	$604,011

Note 10 - Related party transactions and contingencies

In June 2006, the Company entered a sales and purchase agreement with the existing five shareholders who agreed to transfer their 100% ownership in Sureland Industrial to the Company. The total purchase consideration was $10,087,527 which was determined based upon the net asset value of Sureland Industrial as of December 31, 2005. See Note 1 for detail information. As a result of this transaction, the Original Shareholders exercised control over the Company. In accordance with laws governing foreign acquisitions of a Chinese registered company, the total transfer consideration of $10,087,527 is required to be made within 1 year from July 19, 2006, the date of issuance of the Company’s business license and the transfer were made in December 2006.

In 2006, the Company invested $501,288 into Tianjin Fire Safety Equipment Co., Ltd. (“Tianjin Fire”), for a 19% ownership in Tianjin Fire. In 2006, Tianjin Fire purchased a total of $362,725 of equipment, raw materials, and finished goods from the Company’s subsidiary, Sureland Equipment. As of December 31, 2006, the accounts receivable and other receivable due from Tianjin Fire was $333,056 and $90,008 respectively. The Company’s subsidiary, Sureland Industrial, purchased a total of $533,492 of raw materials from Tianjin Fire. As of December 31, 2006, the accounts payable due to Tianjin Fire was $320,754.

As of December 31, 2006 and 2005, the other payable due to related parties amounted to $50,523 and $0, respectively. Those amounts were generated from making cash advances by the shareholders for ordinary business expenses. These amounts are unsecured, non interest bearing, and have no fixed terms of repayment.

Note 11 - Current vulnerability due to certain concentrations

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 12 - Major customers and suppliers

The Company has five major customers which represent approximately 28% and 35% of the Company’s total sales for the years ended December 31, 2006 and 2005, respectively. These five customers represent 2% of the Company’s total accounts receivable as of December 31, 2006.

For the years ended December 31, 2006 and 2005, the Company purchases approximately 17% and 19%, respectively, of their raw materials from five major suppliers. These five suppliers represent 13% of the Company’s total accounts payable as of December 31, 2006.

Note 13 - Minority interest

At December 31, 2005, minority interest represents the outside shareholders’ 5% interest in Sureland Creation, 1% interest in Beijing Zhong Xiao, 2% interest in Beijing Ju An and 2% interest in Beijing Hua An. The Company acquired the minority interest during 2006. As of December 31, 2006, the Company owns 100% of all its’ subsidiaries.

Note 14 - Other income, net of other expenses

Other income and expense for the years ended December 31 2006 and 2005 included valued-added tax and sales tax refunds from the local tax authority in PRC China totaling $739,892 and $531,507, respectively.

Note 15 - Retirement plan

The Company and its subsidiaries which operate in the PRC are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 12% of its payroll costs to the central pension scheme in 2006 and 2005 and has no further obligations for post-retirement benefits. The contributions are charged to the income statement of the Company as they become payable in accordance with the rules of the scheme.

The aggregate contributions of the Company to retirement benefit schemes amounted to $37,444 and $55,880 for the years ended December 31, 2006 and 2005, respectively.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 16 - Intercompany and minority interest distributions

On December 31, 2005, the board of directors of Sureland Creation approved and declared dividends of $2,728,000 (RMB 22,000,000).

On December 31, 2005, the board of directors of Beijing Zhong Xiao approved and declared dividends of $2,480,000 (RMB 20,000,000).

On December 31, 2005, the board of directors of Beijing Ju An approved and declared dividends of $1,984,000 (RMB 16,000,000).

The following table summarizes the dividend distributions in direct proportion to their ownership percentages:

	INTER-	MINORITY
Date	COMPANY	SHAREHOLDER	TOTALS
December 31, 2004 Balance	$7,973,813	$205,700	$8,179,513

Year Ended December 31, 2005
Amount declared	7,055,600	136,400	7,192,000
Amount paid	-	-	-
Foreign currency transalation
adjustment	197,698	5,100	202,798
December 31, 2005 Balance	15,227,111	347,200	15,574,311

Year Ended December 31, 2006
Amount declared	-	-	-
Amount paid	(15,419,906)	(348,040)	(15,767,946)
Foreign currency transalation
adjustment	192,795	840	193,635
December 31, 2006 Balance	$-	$-	$-

The intercompany dividend payable at December 31, 2006 and 2005 amounted to $0 and $15,227,111, respectively, and has been eliminated in the consolidation.

Note 17 - Dividends and statutory reserves

On December 21, 2005 and December 31, 2005, the board of directors of Sureland Industrial approved and declared dividends of $12,400,000 (RMB 100,000,000) and $992,000 (RMB 8,000,000), respectively.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The dividends paid or declared by the Company to its Original Shareholders in respect of each of the relevant periods were as follows:

	2006	2005
Dividend payable to original
shareholders, beginning	$8,399,750	$1,300,750
Dividend declared to original shareholders	-	13,392,000
Dividend paid to orignial shareholders	(8,538,760)	(6,293,000)
Dividend payable to original
shareholders, ending	(139,010)	8,399,750
Dividend payable to minority interest
shareholders, ending	-	347,200
Foreign currency translation adjustment	139,010	32,250
Total dividend payable	$-	$8,779,200

The payment of future dividends will be determined and proposed by the Company’s board of directors. The payment of dividends will depend upon, among other things, the future earnings, capital requirements and financial condition and general business conditions of the Company.

The laws and regulations of the People’s Republic of China require that before an enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include surplus reserve fund, common welfare fund, and the enterprise fund.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2006 and 2005 the Company transferred $269,802 and $608,158, respectively, representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Common welfare fund

Through 2005, the Company was required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. For the years ended December 31, 2006 and 2005, the Company transferred $0 and $304,079 respectively, representing 5% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve. Starting on January 1, 2006, the PRC accounting rules and regulations no longer required the company to transfer 5% to 10% of its net income to the statutory common welfare fund. The balance in the common welfare fund at December 31, 2005 was transferred to surplus reserve fund.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund during 2006.

Note 18 - Commitments

Operating lease commitments

The Company’s office lease is under a three year term expiring in January 2008. It is cancelable with three months prior notice. At December 31, 2006, total future minimum lease payments under an operating lease were as follows:

Year Ended December 31,	Amount
2007	191,983
2008	13,547
Thereafter	-

Total rent expense for the years ended December 31, 2006 and 2005 amounted to $158,096 and $129,939, respectively.

Note 19 - Shareholders’ equity

On October 27, 2006, pursuant to a Securities Purchase Agreement dated October 27, 2006 (“SPA”), the Company issued 1,538,600 units of common stock at $3.25 per share, Series A warrants expiring on October 27, 2011 to acquire 307,723 shares at $3.58 per share and Series B warrants expiring on October 27, 2011 to acquire 307,723 shares at $4.88 per share.

On December 5, 2006, under the SPA, the Company issued 923,078 units of common stock at $3.25 per share, Series A warrants expiring on December 5, 2011 to acquire 184,617 shares at $3.58 per share and Series B warrants expiring on December 5, 2011 to acquire 184,617 shares at $4.88 per share.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Warrants

In order for the warrants to be accounted for as equity, the warrants must comply with FAS 133 and EITF 00-19. The Series A and Series B warrant agreements permit the warrant holders under certain circumstances, at their option, to elect to receive an amount in cash equal to the value of the warrant calculated in accordance with the Black-Scholes formula. Thus, the warrant holders have rights to a cash payment that are not available to other common stockholders, which fail the test in paragraph 27 of EITF 00-19. The failure of this test therefore results in classification of the warrants to be accounted for as derivative instrument liabilities, rather than as equity instruments. The Company allocates the proceeds received between the issuance of common stock and warrants based upon the fair values on the dates the proceeds were received. The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 75%; risk free interest rate 4.64%; dividend yield of 0% and expected term of 5 years. Net proceeds were allocated as the following:
Derivative instrument liabilities	$1,110,236
Paid-in capital	6,030,602
Total Net Proceeds	$7,140,838

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). At December 31, 2006, a loss of $1,570,575 was recognized in the accompanying income statement based on the increase in fair value since issuance. At December 31, 2006, the fair value of the derivative instrument totaled $2,680,811.

Note 20 - Options issued to employees

On July 1, 2006, CFPG issued 750,000 options to the employees of Sureland Industrial. Fifty percent of the options vest immediately, with the balance vesting evenly each quarter over the next two years.

The Company has used the Cox-Ross-Rubinstein binomial model to value the Warrants and the Additional Investment Rights, at the time they were issued, based on the stated exercise prices and expiration dates of the instruments and using a risk-free rate of return appropriate to the contractual life of the instruments. The risk-free rates used are based on Treasury Constant Maturity rates, published by the U.S. Federal Reserve, applicable to the expected life of the Warrants and other instruments. Those valuations are included in a separate spreadsheet.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

In valuing the various securities that were issued to the investors, there are two subjective elements that affect the valuations -

1.	The estimated volatility of the Company’s common stock, and
2.	The estimate of what percentage of the escrowed shares, if any, the investors will receive.

Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Absent any significant change in the business between July and October 2006, the fair value used to value the employee options should be comparable to that determined as of October 27. Based on an assumed fair value for the October 27 transaction of $2.26 and a discount of 30%, the employee options were valued based on an estimated market price of $1.58. At that market price, the 750,000 employee options had a fair value of approximately $834,000.

Because 50% of the options vested immediately, the related compensation expense was recognized as the options vest, rather than on a straight-line basis over the total vesting period, as the amount recognized at any point in time must be at least equal to the portion vested. Based on assumed total compensation expense of $834,000, the expense recognized for the period ended December 31, 2006 was $644, 000.

Note 21 - Restructuring of subsidiaries

During 2006, the Company evaluated the operations of its subsidiaries, Beijing Ju An Construction Fire Safety Technology Co., Ltd., (“Beijing Ju An”) and Beijing Sureland Creation Fire Prevention Technology Co., Ltd (“Sureland Creation”), and noted efficiency would be obtained by consolidating the operations of Beijing Ju An and Sureland Creation into Beijing Hua An.

Beijing Ju An was a subsidiary of Sureland Industrial established in the PRC as a limited liability company on May 22, 2003. Upon its establishment, 60% and 40% of its registered capital were contributed, in cash, by Sureland Industrial and Sureland Creation, respectively. On October 8, 2006, Sureland Industrial and Sureland Creation agreed to transfer the 60% ownership in Beijing Ju An from Sureland Industrial to Sureland Creation. After the transaction occurred, Sureland Creation owns 100% of Beijing Ju An.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Sureland Creation was a subsidiary established in the PRC as a limited liability company on July 12, 2002. Upon the establishment of Sureland Creation, 95% and 5% of its registered capital were contributed, in cash, by Sureland Industrial and Mr. Zhao Shuang Rui, a non-executive director of Sureland Industrial, respectively. On November 29, 2002, Mr. Zhao Shuang Rui transferred all his equity interests in Sureland Creation to Beijing Xin Da Bei Technology Company Limited. On May 22, 2006, Beijing Xin Da Bei Technology Company Limited transferred all the equity interest in Sureland Creation to Sureland Industrial. From May 22, 2006 onwards, Sureland Industrial owns 100% of equity in Sureland Creation and all subsidiaries of Sureland Industrial. On October 30, 2006, Sureland Industrial signed an agreement to transfer 100% ownership in Sureland Creation to Zhao Rei Ding, a Chinese individual. Per agreement, Zhao Rei Ding will pay $22,979 to Sureland Industrial as consideration and received 100% ownership of Sureland Creation.

After the restructuring of Beijing Ju An and Sureland Creation, the Company still has significant continuing involvement in the historical operations of the design and development of fire protection software through Beijing Hua An, which fail the test in paragraph 42 of FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The failure of this test therefore does not requires the classification of the restructuring of Beijing Ju An and Sureland Creation as discontinued operations.

See report of independent registered public accounting firm.

EXHIBIT INDEX

2.1*	Securities Exchange Agreement, dated as of September 1, 2006, by and among the Company, China Fire Protection Group and Sureland, its subsidiary

3.1**	Restated Articles of Incorporation, filed with the state of Florida on October 18, 2006.

3.2**	Articles of Amendment to Articles of Incorporation & Designating Series A Convertible present Stock.

3.3**	By-Laws.

4.1**	Registaration Rights Agreement dated October 27, 2006 between the Company and named Investors

4.2**	Registaration Rights Agreement dated October 27, 2006 between the Company and named Shareholders

4.3**	Form of Series A Warrant to Purchase Shares of Common Stock of the Company.

4.4**	Form of Series B Warrant to Purchase Shares of Common Stock of the Company

4.5**
Escrow Agreement dated October 27, 2006 by and among the Company UNIPRO, H. C. Wainwright & Co., Inc., the Investor Representative, Gangjin Li, and Brian Li, and American Stock Transfer & Trust Company

4.6**	Form of H. C. Wainwright & Co., Warrant

10.1**	Construction Contract between Anshan Iron & Steel Group Corp. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2006

10.2**	Contract between Maanshan Iron & Steel Co., Ltd and. and Sureland Industrial Fire Safety Co., Ltd.

10.3**	Contract between Wuhan Iron & Steel (Group) Corp. and Sureland Industrial Fire Safety Co., Ltd.

10.4**	Purchase Contract between Beijing Zhongshiweiye Technologies Co. Ltd.. and Sureland Industrial Fire Safety Co., Ltd. Dated June 13, 2005

10.5**	Contract between Hangzhou New Epoch Fire Protection Science & Technology Co., Ltd and Sureland Industrial Fire Safety Co., Ltd. Dated December 5, 2005

10.6**	Contract between Guangzhou Jinshengyang Technologies Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated May 20, 2005

10.7**	Purchase and Sales Contract between Beijing Xinfangsheng Hardware Electric Products Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 200

10.8**	Purchase and Sales Contract between Sichuan Firefighting Machinery General Factory and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

10.9**	Purchase and Sales Contract between Beijing Tianningyihe Pipeline System Equipments Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

Exhibit Number

10.10**	Acceptance for Carriage Service Contract between Zhaijisong Express Co., LTD and Sureland Industrial Fire Safety Co., Ltd.

10.11**	Cooperation Contract between Lianxin International Trade (Shanghai Waigaoqiao Free Trade Zone) Co., Ltd. and Sureland Industrial Fire Safety Co., Ltd.

10.12**	Marketing Memorandum between Xi’an Systemsensor Electronic Co., Ltd and Sureland Industrial Fire Safety Co., Ltd.

10.13**	OEM Cooperation Agreement between Xi’an System Sensor Electronics, Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated may 26, 2004

10.14**	House Lease Contract between Beijing Bestpower Electrical Technology Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated December 1, 2004

10.15**	Stock Ownership Assignment Agreement

14.1***	Officers’ and Directors’ Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated by reference from 8-K filed September 5, 2006 where it was filed as Exhibit 99.1

**	Incorporation by reference from 8-K filed November 2, 2006 where the exhibits were the same number

***	Incorporated by reference from Form 10-QSB, filed with the Commission on May 24,2004 where it was filed as Exhibit 10.4