Form 10QSB
period 2007-03-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2007-05-15
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Fire & Security Group, Inc.
(Name of small business issuer in its charter)

Florida	65-1193022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

South Banbidian Industrial Park Liqiao Township, Shunyi District Beijing 101304 People’s Republic of China	101304
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  (86-10) 8416 3816.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐   No ☒

As of May 14, 2007, the Registrant had 26,461,678 shares of common stock outstanding.

China Fire & Security Group, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

A S S E T S
	March 31,	December 31,
	2007	2006
	Unaudited
CURRENT ASSETS:
Cash	$9,921,357	$9,426,091
Restricted cash	733,079	1,622,833
Accounts receivable, net of allowance for doubtful accounts of $1,372,329 and
$1,252,947 as of March 31, 2007 and December 31, 2006, respectively	14,679,031	13,262,040
Accounts receivable - related party	336,433	333,056
Notes receivable	984,200	903,425
Other receivables	1,338,849	785,111
Other receivables - related party	90,920	90,008
Inventories	3,549,366	4,190,830
Costs and estimated earnings in excess of billings	9,846,489	9,020,122
Employee advances	1,999,290	1,648,560
Prepayments and deferred expenses	2,931,053	2,396,571
Total current assets	46,410,067	43,678,647

PLANT AND EQUIPMENT, net	3,669,210	3,529,808

OTHER ASSETS:
Deferred expenses - non current	-	40,830
Investment in Tianjin Fire Safety Equipment Co. Ltd.	506,371	501,288
Intangible assets - land use right, net of accumulated amortization	560,554	558,255
Total other assets	1,066,925	1,100,373

Total assets	$51,146,202	$48,308,828

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$4,830,955	$5,796,979
Accounts payable - related party	-	320,754
Customer deposits	5,193,027	2,713,451
Billings in excess of costs and estimated earnings	6,886,639	8,867,624
Other payables	620,901	388,434
Other payables - related party	523	50,523
Accrued liabilities	2,139,075	1,891,628
Taxes payable	159,084	619,949
Total current liabilities	19,830,204	20,649,342

DERIVATIVE INSTRUMENT LIABILITIES	1,846,648	2,680,811

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized,
26,461,678 shares issued and outstanding	26,462	26,462
Additional paid-in-capital	13,458,171	13,393,171
Statutory reserves	3,728,127	3,728,127
Retained earnings	10,895,509	6,765,393
Accumulated other comprehensive income	1,361,081	1,065,522
Total shareholders' equity	29,469,350	24,978,675

Total liabilities and shareholders' equity	$51,146,202	$48,308,828

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006

REVENUES	$9,499,460	$6,654,350

COST OF REVENUES	4,483,555	3,138,374

GROSS PROFIT	5,015,905	3,515,976

OPERATING EXPENSE
Selling and marketing	551,410	581,900
General and administrative	1,011,044	501,729
Depreciation and amortization	126,483	136,889
Research and development	50,295	176,972
Total operating expense	1,739,232	1,397,490

INCOME FROM OPERATIONS	3,276,673	2,118,486

OTHER INCOME (EXPENSE)
Change in fair value of derivative instruments	834,163	-
Other income, net of other expense	19,280	99,101
Total other income (expense)	853,443	99,101

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	4,130,116	2,217,587

PROVISION FOR INCOME TAXES	-	13,656

NET INCOME BEFORE MINORITY INTEREST	4,130,116	2,203,931

MINORITY INTEREST	-	18,890

NET INCOME	4,130,116	2,185,041

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	295,559	87,684

COMPREHENSIVE INCOME	$4,425,675	$2,272,725

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	26,461,678	24,000,000

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	27,001,528	24,000,000

EARNING PER SHARE - BASIC	$0.16	$0.09

EARNING PER SHARE - DILUTED	$0.15	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

				Retained Earnings		Owner	Accumulated other
	Common Stock		Additional	Statutory		contribution	comprehensive
	Shares	Par value	paid-in-capital	reserves	Unrestricted	receivable	income	Totals

BALANCE, December 31, 2005	24,000,000	$24,000	$6,056,058	$3,458,325	$65,554	$(10,087,527)	$483,590	$-

Net income					2,185,041			2,185,041
Foreign currency translation adjustment							87,684	87,684

BALANCE, March 31, 2006 (Unaudited)	24,000,000	$24,000	$6,056,058	$3,458,325	$2,250,595	$(10,087,527)	$571,274	$2,272,725

Net income					4,784,600			4,784,600
Adjustment to statutory reserves				269,802	(269,802)
Collection of contribution receivable			4,973			10,087,527		10,092,500
Cash proceeds from investment in
Sureland Equipment Co., Ltd			660,000					660,000
Issuance of common stock	2,461,678	2,462	6,028,140					6,030,602
Options issued to employees			644,000					644,000
Foreign currency translation adjustment							494,248	494,248

BALANCE, December 31, 2006	26,461,678	$26,462	$13,393,171	$3,728,127	$6,765,393	$-	$1,065,522	$24,978,675

Net income					4,130,116			4,130,116
Options issued to employees			65,000					65,000
Foreign currency translation adjustment							295,559	295,559

BALANCE, March 31, 2007 (Unaudited)	26,461,678	$26,462	$13,458,171	$3,728,127	$10,895,509	$-	$1,361,081	$29,469,350

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,130,116	$2,185,041
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
Minority Interest	-	18,890
Depreciation	123,134	133,663
Amortization	3,349	3,226
Provision for doubtful accounts	119,382	2,834
Compensation expense for options issued to employees	65,000	-
Change in fair value of derivative instruments	(834,163)	-
(Increase) decrease in assets:
Accounts receivable	(1,397,038)	(1,018,360)
Notes receivable	(71,343)	(55,926)
Other receivables	(543,711)	(421,680)
Inventories	681,373	431,731
Costs and estimated earnings in excess of billings	(732,119)	(872,424)
Employee advances	(332,749)	(7,505)
Prepayments and deferred expenses	(467,161)	(522,521)
Increase (decrease) in liabilities:
Accounts payable	(1,020,929)	160,198
Accounts payable - related party	(322,781)	-
Customer deposits	2,442,783	2,848,467
Billings in excess of costs and estimated earnings	(2,063,070)	(344,407)
Other payables	227,663	64,223
Other payables - related party	(50,321)	-
Accrued liabilities	227,401	462,243
Taxes payable	(465,384)	23,304
Net cash (used in) provided by operating activities	(280,568)	3,090,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(226,350)	(136,634)
Net cash used in investing activities	(226,350)	(136,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	902,781	458,758
Dividend distributions to shareholders	-	(7,414,545)
Dividend distributions to minority interest shareholder	-	(390,239)
Cash proceeds from note payables	-	2,485,600
Net cash provided by (used in) financing activities	902,781	(4,860,426)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	99,403	7,234

INCREASE (DECREASE) IN CASH	495,266	(1,898,829)

CASH, beginning of period	9,426,091	2,357,399

CASH, end of period	$9,921,357	$458,570

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1 - Background

China Fire & Security Group Inc. (the “Company”, formerly known as Unipro Financial Services, Inc. “Unipro”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacturing and sales of fire protection products and services for industrial customers in China.

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

For accounting purpose this transaction was treated as a recapitalization of the CFPG where the CFPG is considered the accounting acquirer. As a result of the reverse acquisition and recapitalization under common control. CFPG’s financial statements are presented as the continuing accounting entity. Thus, the historical financial statements of CFPG were recapitalized with the historical equity shares of the Company.

China Fire Protection Group, Inc. (“CFPG”) was incorporated in the British Virgin Islands as a limited liability company on June 2, 2006. On June 19, 2006, CFPG entered a sales and purchase agreement with the existing five shareholders (“Original Shareholders”) of Sureland Industrial Fire Safety Limited (“Sureland Industrial”) who agreed to transfer their 100% ownership in Sureland Industrial to the CFPG. The total purchase consideration was $10,087,527 which was determined based upon the net asset value of Sureland Industrial as of December 31, 2005. On July 18, 2006, this transfer was approved by the Beijing Bureau of Commerce, and the registration was completed with the Beijing State Administration for Industry and Commerce of the People’s Republic of China, (“PRC”). As a result of this transfer, CFPG became the 100% shareholder of Sureland Industrial.

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

The purchase of Sureland Industrial and the issuance of CFPG’s common stock has been accounted for as a reverse acquisition and recapitalization under common control. The assets and liabilities transferred have been accounted for at historical cost. The consolidated financial statements have been presented as if the acquisition of the subsidiary occurred at the beginning of 2006.

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

Beijing Zhong Xiao Fire Safety Technology Co., Ltd. (“Beijing Zhong Xiao”) is a subsidiary of Sureland Industrial established in the PRC as a limited liability company on March 18, 2003. Upon its establishment, 80% and 20% of its registered capital were contributed by Sureland Industrial, partly in cash and partly in equipment and Beijing Sureland Creation Fire Prevention Technology Co., Ltd. (“Sureland Creation”) in cash, respectively. The equipment contributed by Sureland Industrial consisted of certain machinery and office equipment with aggregate amount of approximately $145,200 (RMB1.2 million), being then the total carrying values of such assets in Sureland Industrial’s books. On October 8, 2006, Sureland Industrial and Sureland Creation agreed to transfer the 20% ownership in Beijing Zhong Xiao from Sureland Creation to Sureland Industrial, and Sureland Industrial became 100% shareholder of Beijing Zhong Xiao.

Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”) is a subsidiary of Sureland Industrial established in the PRC as a limited liability company on September 22, 2005 upon its establishment, 80% and 20% of its registered capital were contributed, in cash, by Sureland Industrial and Sureland Creation, respectively. On October 8, 2006, Sureland Industrial and Sureland Creation agreed to transfer the 20% ownership in Beijing Hua An from Sureland Creation to Sureland Industrial, and Sureland Industrial became 100% shareholder of Beijing Hua An.

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

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group Inc. and subsidiaries reflect its wholly-owned subsidiaries CFPG, Sureland Industrial, Beijing Zhong Xiao, Beijing Hua An, and Sureland Equipment.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation.

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

3.	Revenue from the rendering of Maintenance Services is recognized over the service period on a straight line basis.

For the three months ended March 31, 2007, revenue from system contracting projects and other, and revenue from product sales was $7,397,705 and $2,101,755, respectively.

For the three months ended March 31, 2006, revenue from system contracting projects and other, and revenue from product sales was $4,285,118 and $2,369,232, respectively.

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

Translation adjustments amounted to $1,361,081 and $1,065,522 as of March 31, 2007 and December 31, 2006, respectively. Asset and liability accounts at March 31, 2007 were translated at 7.72 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the three months ended March 31, 2007 and 2006 were 7.75 RMB and 8.05 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. The depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $123,134 and $133,663 respectively.

Estimated useful lives of the assets are as follows:

Estimated
Useful Life
Buildings and improvement	40 years
Transportation equipment	5 years
Machinery	10 years
Office equipment	5 years
Furniture	5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of income. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at:

	March 31,	December 31,
	2007	2006
	Unaudited
Buildings and improvement	$2,417,439	$2,393,171
Transportation equipment	2,043,975	1,678,678
Machinery	585,586	579,708
Office equipment	994,232	968,213
Furniture	33,978	33,637
Totals	6,075,210	5,653,407
Less accumulated depreciation	2,406,000	2,123,599
Totals	$3,669,210	$3,529,808

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash (including restricted cash balances) in these banks at March 31, 2007 and December 31, 2006, amounted to $10,691,187 and $11,037,830, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts are $733,079 and $1,622,833 as of March 31, 2007 and December 31, 2006, respectively.

	March 31,	December 31,
	2007	2006
	Unaudited
Restricted Cash
Product sales	$544,087	$1,210,727
System contracting projects	188,992	412,106
Total Restricted Cash	$733,079	$1,622,833

Inventories

Inventories are stated at the lower of cost or market, using weighted average method. Inventories consisted of the followings at:

	March 31,	December 31,
	2007	2006
	Unaudited
Raw materials	$215,204	$150,546
Finished goods	3,008,037	3,770,626
Work in progress	326,125	269,658
Totals	$3,549,366	$4,190,830

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in project contracts. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventories periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of March 31, 2007 and December 31, 2006, the Company determined that no reserves are necessary.

Accounts receivable

Accounts receivable represents amounts due from customers for product sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt.

Accounts receivable consists of the following:

	March 31,	December 31,
	2007	2006
	Unaudited
Accounts receivable:
Product sales	$6,441,477	$6,149,185
Maintenance services	625,859	781,902
System contracting projects	8,984,024	7,583,900
Total accounts receivable	16,051,360	14,514,987
Allowance for bad debts	(1,372,329)	(1,252,947)
Accounts receivable, net	$14,679,031	$13,262,040

Costs and estimated earnings in excess of billings

	March 31,	December 31,
	2007	2006
	Unaudited
Contracts costs incurred plus recognized profits less recognized losses to date	$37,293,837	$25,378,764
Less progress billings	27,447,348	16,358,642
Costs and estimated earnings in excess of billings	$9,846,489	$9,020,122

Billings in excess of costs and estimated earnings

	March 31,	December 31,
	2007	2006
	Unaudited
Progress billings	$17,303,728	$23,129,942
Contracts costs incurred plus recognized profits less recognized losses to date	10,417,089	14,262,318
Billings in excess of costs and estimated earnings	$6,886,639	$8,867,624

At March 31, 2007 and December 31, 2006, retentions held by customers of system contracting projects included in the Company’s accounts receivable amounted to $1,567,255 and $2,519,128, respectively. These balances represent portions of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

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

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user “land use rights” to use the land. The Company acquired land use rights in 1999 for a total amount of $635,757. The land use rights expire in 2049. The costs of these rights are being amortized over fifty years using the straight-line method. As of March 31, 2007 and December 31, 2006, accumulated amortization amounted to $119,864 and $115,332, respectively.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007, the Company expects these assets to be fully recoverable.

Total amortization expense for the three months ended March 31, 2007 and 2006 amounted to $3,349 and $3,226, respectively.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2007 and December 31, 2006.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the contract and production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $1,333,888 and $1,027,078 for the three months ended March 31, 2007 and $735,930 and $557,743 for the three months ended March 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Stock based compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Recently issued accounting pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted Interpretation No. 48 on January 1, 2007. (See Note 2)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended March 31, 2007 and 2006:

	2007	2006
	Unaudited	Unaudited
Net income for earnings per share	$4,130,116	$2,185,041

Weighted average shares used in basic computation	26,461,678	24,000,000
Diluted effect of stock options and warrants	539,850	-
Weighted average shares used in diluted computation	27,001,528	24,000,000

Earnings per share:
Basic	$0.16	$0.09
Diluted	$0.15	$0.09

At March 31, 2007, 492,340 warrants were excluded from the calculation because of their antidilutive nature.

Note 4 - Supplemental disclosure of cash flow information

The Company paid $47,978 and $106,048 for income tax for the three months ended March 31, 2007 and 2006, respectively. No interest was paid for the three months ended March 31, 2007 and 2006.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $984,200 and $903,425 as of March 31, 2007 and December 31, 2006, respectively.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them start performing the services. Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $2,931,053 and $2,396,571 as of March 31, 2007 and December 31, 2006, respectively.

Note 7 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders, maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2007 and December 31, 2006, customer deposits amounted to $5,193,027 and $2,713,451, respectively.

Note 8 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of period end for system contracting projects. As of March 31, 2007 and December 31, 2006, accrued liabilities amounted to $2,139,075 and $1,891,628, respectively.

Note 9 - Income taxes

Under the Income Tax Laws of PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows enterprises a three-year income tax exemption and a 50% income tax reduction for the following three years or the enterprise is a manufacturing related joint venture with a foreign enterprise or a wholly owned subsidiary of a foreign enterprise, where it allows enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

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

Under the Income Tax Laws of Beijing State Administration Taxation of PRC, any enterprise with manufacturing operations in the City of Beijing who is a wholly owned subsidiary of a foreign enterprise is subject to income tax rate of 24%.

On July 19, 2006, Sureland Industrial became a wholly owned subsidiary of the Company, a foreign enterprise, and will start enjoying the exemption from January 1, 2007 to December 31, 2008, and is entitled to a 50% deduction of the special income tax rate of 24%, which is a rate of 12% from January 2009 to December 31, 2011.

On August 4, 2006, Sureland Equipment became a wholly owned subsidiary of the Company, a foreign enterprise, and was granted income tax exemption from April 2006 to December 31, 2007, and is entitled to a 50% deduction of the special income tax rate of 24%, which is a rate of 12% from January 2008 to December 31, 2010.

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

Beijing Hua An is exempt from income taxes from January 2006 to December 31, 2008 and is entitled to a 50% deduction of the special income tax rate of 15% which is a rate of 7.5% from January 2009 to December 31, 2011.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:
a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%;
b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point a above during the grace period.

The company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law is not publicized yet, the Company can not determined what the new tax rate will be applicable to the Company and its subsidiaries after the end of their respective tax holiday terms.

The provision for income taxes for the three months ended March 31 consisted of the following:

	2007	2006
	Unaudited	Unaudited
Provision for China Income Tax	$-	$12,415
Provision for China Local Tax	-	1,241
Total provision for income taxes	$-	$13,656

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31:

	2007	2006
	Unaudited	Unaudited
U.S. Statutory rates	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(33.0)	(32.0)
Total provision for income taxes	-%	1.0%

The estimated tax savings for the three months ended March 31, 2007 and 2006 amounted to $1,185,465 and $735,569, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended March 31, 2007 and 2006 by $0.04 and $0.03, respectively.

Taxes payable

Taxes payable as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
	Unaudited
VAT taxes payable (credit)	$(464,243)	$47,211
Income taxes payable (refund)	(47,816)	(13,317)
Sales taxes	633,686	541,486
Other taxes payable	37,457	44,569
Total	$159,084	$619,949

Note 10 - Related party transactions and contingencies

The Company owes $10,087,527 to Sureland Industrial’s original shareholders. The amount was paid in December 2006. (See Note 1)

In 2006, the Company invested $501,288 into Tianjin Fire Safety Equipment Co., Ltd. (“Tianjin Fire”), for a 19% ownership in Tianjin Fire. For the three months ended March 31, 2007, Tianjin Fire did not purchase any equipment, raw materials, and finished goods from the Company’s subsidiary, Sureland Equipment. As of March 31, 2007 and December 31, 2006, the accounts receivable due from Tianjin Fire was $336,433 and $333,056 respectively, and other receivable due from Tianjin Fire was $90,920 and $90,008, respectively.

The Company’s subsidiary, Sureland Industrial, purchased a total of $452,722 and $0 of raw materials from Tianjin Fire for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, the accounts payable due to Tianjin Fire was $0 and $320,754, respectively. As of March 31, 2007 and December 31, 2006, the other payable due to related parties amounted to $523 and $50,523, respectively. Those amounts were generated from making cash advances by the shareholders for ordinary business expenses. These amounts are unsecured, non interest bearing, and have no fixed terms of repayment.

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

The Company has three major customers which represent approximately 51% and 35% of the Company’s sales for the three months ended March 31, 2007 and 2006, respectively. These three customers represent 4% of the Company’s accounts receivable as of March 31, 2007.

For the three months ended March 31, 2007 and 2006, the Company purchased approximately 45% and 27%, respectively, of their raw materials from four suppliers. These four suppliers represent 12% of the Company’s total accounts payable as of March 31, 2007.

Note 12 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2006 and 2005. The contributions are charged to the income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $36,996 and $17,594 for the three months ended March 31, 2007 and 2006, respectively.

Note 13 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before an enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include surplus reserve fund and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2007 and 2006, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund for the three months ended March 31, 2007.

Note 14 - Commitments and contingencies

The Company’s office lease is under a one year term expiring in November 2007. It is cancelable with three months prior notice. At March 31, 2007, total future minimum lease payments under an operating lease were as follows:

Year Ended December 31,	Amount
2007	$26,418
Thereafter	-

Total rent expense for the three months ended March 31, 2007 and 2006 amounted to $28,901 and $43,587, respectively.

Note 15 - Shareholders’ equity

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

Warrants

In order for the warrants to be accounted for as equity, the warrants must comply with FAS 133 and EITF 00-19. The Series A and Series B warrant agreements permit the warrant holders under certain circumstances, at their option, to elect to receive an amount in cash equal to the fair value of the warrant calculated in accordance with the Black-Scholes formula. Thus, the warrant holders have rights to a cash payment that are not available to other common stockholders, which fails the test in paragraph 27 of EITF 00-19. The failure of this test therefore results in classification of the warrants to be accounted for as derivative instrument liabilities, rather than as equity instruments. The Company allocates the proceeds received between the issuance of common stock and warrants based upon the fair values on the dates the proceeds were received. The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 75%; risk free interest rate 4.64%; dividend yield of 0% and expected term of 5 years. Net proceeds were allocated as the follows:

Warrants	$1,110,236
Common stock	6,030,602
Total Net Proceeds	$7,140,838

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). As of December 31, 2006, the fair value of the derivative instrument totaled $2,680,811. At March 31, 2007, the Company determined the fair value of the warrants was $1,846,648 using the Cox-Ross-Rubinstein binomial model with the following assumptions: volatility 25%; risk free interest rate 4.54%; dividend yield of 0% and expected term of 4.6 years. A gain of $834,163 was recognized in the accompanying income statement based on the decrease in fair value since prior period ended December 31, 2006.

Note 16 - Options issued to employees

On July 1, 2006, CFPG issued 750,000 options to the employees of Sureland Industrial. Fifty percent of the options vest immediately, with the balance vesting evenly each quarter over the following two years.

The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 5.11%. Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

The Company’s stock was not traded when the options were granted. Therefore, the Company had to estimate the market value of its shares. There was no significant change in the business between July and October 2006, therefore, the company used the fair value from the October 27 transaction (discussed in Note 15) of $2.26 and took a discount of 30%, to estimate a market price of $1.58. At that market price, the 750,000 employee options had a fair value of approximately $834,000. Because 50% of the options vested immediately, the related compensation expense was recognized as the options vest, rather than on a straight-line basis over the total vesting period, as the amount recognized at any point in time must be at least equal to the portion vested. The expense recognized for the three months ended March 31, 2007 was $65,000.

Note 17 - Subsequent event

On April 2, 2007, the board of directors of Sureland Industrial had a board meeting which approved the following resolutions:
1.
In order to expand the regional presence in Hubei province, Sureland Industrial will set up a joint venture with Hubei Sanhe Technology Limited. The joint venture, Hubei Sureland Yangtse River Fire Safety Technology Limited, is 55.5% owned by Sureland Industrial with an investment of US$431,900 and 44.5% owned by Hubei Sanhe with an investment of US$344,300. Hubei Sanhe and its shareholders are not related to any officers or shareholders of the Company and its subsidiaries.

2.
In order to further expand our fire extinguishing product lines, Sureland Industrial has set up a wholly owned subsidiary, Tianjin Tianxiao Fire Safety Equipment Limited (Tianjin Tianxiao), in the city of Tianjin.

3.
Sureland Industrial will dispose its 19% ownership of Tianjin Fire to Shiji Huazhong (Beijing) Technology Limited for $507,153, the same price that Sureland Industrial paid for in July 2006. Shiji Huazhong and its shareholders are not related to any officers or shareholders of the Company and its subsidiaries.

4.
Sureland Industrial will restructure its wholly owned subsidiary, Beijing Zhongxiao, and transfer 100% ownership for US$1,380,069 to an unrelated party. The restructuring has no impact on the business of the Company and its subsidiaries.

On May 3, 2007, the Company amended its Series A Warrants and Series B Warrants issued to certain investors on October 27, 2006 pursuant to the Securities Purchase Agreement in connection with a private placement (the “Amendment”). The Amendment eliminates the right of the warrantholders to be paid in cash in the event of a merger or other types of reorganization. The warrants no longer need to be accounted for as derivative instrument liabilities.  The fair value of the warrants should be transferred to equity on the signing date and no further accounting (i.e., no mark-to-market) is required going forward.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which the management of China Fire & Security Group, Inc., (the "Company" or "CFSG") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, as well as the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 which is incorporated herein by reference.

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

On September 1, 2006, we entered into a share exchange agreement, pursuant to which we acquired all of the outstanding capital shares of China Fire Protection Group Inc. in exchange for a controlling interest in our common shares. The transaction was completed on Oct 27, 2006.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this form, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from Total Solution projects comprises the agreed contract amount and appropriate amounts from variation orders, claims and incentive payments. Contract costs incurred comprise direct material, direct labor and an appropriate proportion of variable and fixed construction overheads. When the outcome of a system contracting project can be estimated reliably, revenue from the contract is recognized on the percentage of completion method, measured by reference to the proportion of contract costs incurred to date to the estimated total cost of the relevant contract.

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

3.	Revenue from the rendering of Maintenance Services is recognized when such services are provided.

4.	Interest income is recognized on a time proportion basis taking into account the principal outstanding and the effective interest rate applicable.

5.	Dividend income is recognized when the shareholders’ right to receive payment has been established.

6.	Provision is made for foreseeable losses as soon as they are anticipated by management.

7.
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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5 percent residual value.

Estimated useful lives of the assets are as follows:

Useful Life

Buildings and improvement	40 years

Transportation equipment	5 years

Machinery	10 years

Office equipment	5 years

Furniture	5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method. Inventories consist of raw materials, work in progress, finished goods and consumables. Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in project contracts. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

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

Comparison of the three months Ended on March 31, 2007 and 2006:

	Three months ended March 31
	2007	2006
Revenues	$9,499,460	$6,654,350
Cost of revenues	4,483,555	3,138,374
Operating expenses	1,739,232	1,397,490
Other income(expense)	853,443	99,101
Income taxes		13,656
Minority interest		18,890
Net profit (Loss)	4,130,116	2,185,041
Foreign Exchange adjustment	295,559	87,684
Comprehensive income	4,425,675	2,272,725
weighted average number of shares-basic	26,461,678	24,000,000
weighted average number of shares-diluted	27,001,528	24,000,000
earning per share-basic	0.16	0.09
earning per share-diluted	0.15	0.09

Total revenues were approximately $9.5 million for the three months ended March 31, 2007 as compared to approximately $6.7 million for the three months ended March 31, 2006, an increase of approximately $2.8 million or 42.8 percent. This increase was a result of improving sales execution and further penetration of the Company’s customer base in the iron and steel industries, and delivering more of our products and total solutions to our industrial customers during the three months ended March 31, 2007.

Cost of revenues for the three months ended March 31, 2007 was approximately $4.5 million or 47.2 percent of revenues as compared to $3.1 million or 47.2 percent of revenues for the three months ended March 31, 2006. The cost of our own products are primarily composed of the costs of direct raw material (mainly copper wires, steel, and electronic devices), direct labor, depreciation and amortization of manufacturing equipment and facilities, and other overhead. The costs of projects include the cost of our products, the products from third party vendors and the cost of outsourcing of most of the labor intensive installations. We tend to have higher margin on our own products and have lower margin on projects which includes high percentage of products from third parties.

Operating expenses were approximately $1.7 million for the three months ended March 31, 2007 as compared to approximately $1.4 million for the three months ended March 31, 2006, an increase of approximately $0.3 million or 24.5 percent. We have successfully controlled our expenses during the period. The increase was mainly due to expenses related to being listed as a public company in the United States.

Other Income was $0.9 million for the three months ended March 31, 2007 as compared to approximately $0.1 million for the three months ended March 31, 2006, an increase of approximately $0.8 million or 761.2% percent. The increase was due to the change in fair value of derivatives related to the warrants associated with the October 2006 private placement.

Our net income was approximately $4.1 million for the three months ended March 31, 2007 as compared to approximately $2.2 million net income for the three months ended March 31, 2006, an increase of $1.9 million or 89.0 percent. Excluding the $0.8 million increase from Other Income, the increase in the net income was mainly due to the increase in revenues from new customers in several industries and our continuous efforts in monitoring expenses.

Currency translation adjustments resulting from this process amounted to $295,559 and $87,684 as of the three months ended March 31, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at March 31, 2007 were translated at 7.72 RMB to 1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2007, and 2006 were 7.75 RMB and 8.05 RMB, respectively.

The comprehensive income, which adds the currency adjustment to the net income, were approximately $4.4 million for the three months ended March 31, 2007 as compared to approximately $2.3 million comprehensive income for the three months ended March 31, 2006, a increase of $2.2 million or 94.7 percent. Excluding the $0.8 million from the change in fair value of derivatives, the comprehensive income was $3.6 million, or 58.0% increase from the same period of 2006.

Income Taxes

We are not paying any United States and the British Virgin Islands income taxes as we do not have any taxable activities in the United States and the British Virgin Islands. Under the Income Tax Laws of PRC, a company is generally subject to an income tax at an effective rate of 33 percent (30 percent state income taxes plus 3 percent local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments with the following “tax holidays”:
1.
If the enterprise is located in a specially designated region (New Technology Enterprise Development Zone), it enjoys a three-year income tax exemption and a 50 percent income tax reduction for the following three years.

2.
If the enterprise is a manufacturing related joint venture with a foreign enterprises or a wholly owned subsidiary of a foreign enterprise, it enjoys a two-year income tax exemption from the year that it is profitable and a 50 percent income tax reduction for the following three years.

Sureland Industrial has been a domestic limited liability company since November 2000 and has been subject to an income tax at an effective rate of 33 percent. However, since July 19, 2006, Sureland Industrial becomes a wholly owned subsidiary of China Fire Protection Group Limited, a foreign enterprise, and will start enjoying the special income tax rate of 24 percent from 2006, and tax exemption from 2007 to 2008, and is entitled to a 50 percent deduction of the special income tax rate of 24 percent which is a rate of 12 percent from January 2009 to December 31, 2011. Sureland Equipment started enjoying the special income tax rate of 24 percent from 2006 and was granted income tax exempt in the period between April 2006 and December 31, 2007 and is entitled to a 50 percent deduction of the special income tax rate of 24 percent which is a rate of 12 percent from January 2008 to December 31, 2010.

The following subsidiaries of Sureland Industrial were established and registered in the New Technology Enterprise Development Zone, Beijing, PRC and are subject to the rate of 15percent and have been certified by the relevant PRC authorities high technology enterprises. However pursuant to approval documents issued by the relevant tax bureau, all the subsidiaries have obtained the following additional tax benefits:

●	Beijing Zhong Xiao was exempt from income taxes during the period between March 18, 2003 and December 31, 2005.

●
Beijing HuaAn was granted income tax exempt in the period between January 2006 and December 31, 2008 and is entitled to a 50 percent deduction of the special income tax rate of 15 percent which is a rate of 7.5 percent from January 2009 to December 31, 2011.

.
Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:
●	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%;
●
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point a above when the grace period.

The company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described before. Since the detailed guidelines of the new tax law is not publicized yet, the Company can not determined what the new tax rate will be applicable to the Company and its subsidiaries after the end of their respective tax holiday terms.

The provision for income taxes for the period ended March 31 consisted of the following:

	2007	2006
Provision for China Income Tax	$-	$12,415
Provision for China Local Tax	-	1,241

Total provision for income taxes	$-	$13,656

Liquidity and Capital Resources

As of March 31, 2007, we had working capital totaling $26.6 million including cash and cash equivalents of $9.9 million

Net cash used in operating activities totaled $0.3 million for the three months ended March 31, 2007. In this quarter, due to the Chinese New Year in mid February through March, we have not received cash advances from some of our signed contracts. This has led to our negative cash flow from the operations. This is a temporary and will be resolved in the second quarter. Net cash provided by operating activities approximately $3.1 million for the three months ended March 31, 2006.

Net cash used in investing activities for the three months ended March 31, 2007 totaled $0.2 million for the purchase of cars and equipment. Net cash used in investing activities for the three months ended March 31, 2006 totaled $0.1 million for the purchase of equipment. We have not made any significant investments in first quarter of 2006 and 2007.

Net cash provided by financing activities for the three months ended March 31, 2007 totaled $0.9 million. Net cash used in financing activities for the three months ended March 31, 2006 was $4.9 million.

As a result of the total cash activities, net cash increased $0.5 million from December 31, 2006 to March 31, 2007. We believe that our currently available working capital of $26.6 million including cash and cash equivalents of $9.9 million, should be adequate to sustain our operations at our current levels and our anticipated expansion through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Controls and Procedures.

a) Evaluation of Disclosure Controls. Brian Lin, who is our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2006 fiscal year pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Lin concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

 (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2007 as we implement our Sarbanes Oxley testing.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None
Item 4. Submission of Matters to a Vote of Security Holders.

None
Item 5. Other Information.

None

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB.

Exhibit Number:	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

33.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on May 15, 2007.

CHINA FIRE & SECURITY GROUP, INC.

By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

By:	/s/ Brian Lin
Brian Lin
Principal Financial Officer and Principal Accounting Officer