Form 10QSB
period 2007-06-30
CHINA FIRE & SECURITY GROUP, INC.
filed 2007-08-14
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007
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

As of June 30, 2007, the Registrant had 26,461,678 shares of common stock outstanding.

China Fire & Security Group, Inc.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2005	F-1

	Consolidated Statements of Income and Other Comprehensive Income
	Three Months and Six Months Ended June 30, 2007 and 2006.	F-2

	Consolidated Statements of Shareholders' Equity
	Six Months Ended June 30, 2007 and 2006	F-3

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2007 and 2006.	F-4

	Notes to Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	10

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders.	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,	December 31,
	2007	2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash	$8,487,318	$9,426,091
Restricted cash	894,494	1,622,833
Accounts receivable, net of allowance for doubtful accounts of $1,496,398 and
$1,252,947 as of June 30, 2007 and December 31, 2006, respectively	14,377,790	12,878,665
Accounts receivable - related party	-	333,056
Notes receivable	1,550,911	903,425
Other receivables	1,993,014	785,111
Other receivables - related party	-	90,008
Inventories	4,741,890	4,190,830
Costs and estimated earnings in excess of billings	12,258,012	9,020,122
Employee advances	2,186,930	1,648,560
Prepayments and deferred expenses	2,557,245	2,396,571
Total current assets	49,047,604	43,295,272

PLANT AND EQUIPMENT, net	3,929,627	3,529,808

OTHER ASSETS:
Accounts receivable - retentions	667,103	383,375
Deferred expenses - non current	-	40,830
Advances on building purchases	896,865	-
Investment in joint ventures	149,910	501,288
Land use rights, net of accumulated amortization	565,797	558,255
Technology rights, net of accumulated amortization	598,599	-
Total other assets	2,878,274	1,483,748

Total assets	$55,855,505	$48,308,828

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,553,119	$5,796,979
Accounts payable - related party	-	320,754
Customer deposits	8,335,538	2,713,451
Billings in excess of costs and estimated earnings	2,331,174	8,867,624
Other payables	826,569	388,434
Other payables - related party	-	50,523
Accrued liabilities	2,898,232	1,891,628
Taxes payable	162,204	619,949
Total current liabilities	20,106,836	20,649,342

DERIVATIVE INSTRUMENT LIABILITIES	-	2,680,811

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized,
26,461,678 shares issued and outstanding	26,462	26,462
Additional paid-in-capital	14,980,191	13,393,171
Statutory reserves	3,123,127	3,728,127
Retained earnings	15,743,033	6,765,393
Accumulated other comprehensive income	1,875,856	1,065,522
Total shareholders' equity	35,748,669	24,978,675

Total liabilities and shareholders' equity	$55,855,505	$48,308,828

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
REVENUES
System contracting projects	$9,887,878	$4,100,476	$17,164,386	$8,322,758
Products	1,538,049	4,138,369	3,639,805	6,507,601
Maintenance services	121,258	132,888	242,456	195,724
Total revenues	11,547,185	8,371,733	21,046,647	15,026,083

COST OF REVENUES
System contracting projects	4,379,902	2,092,985	8,024,570	4,748,617
Products	811,081	1,474,627	1,639,783	1,940,888
Maintenance services	46,689	19,014	56,874	35,495
Total cost of revenues	5,237,672	3,586,626	9,721,227	6,725,000

GROSS PROFIT	6,309,513	4,785,107	11,325,420	8,301,083

OPERATING EXPENSE
Selling and marketing	1,210,100	267,180	1,761,509	849,080
General and administrative	1,174,309	590,685	2,185,353	1,092,414
Depreciation and amortization	133,056	132,889	259,539	269,778
Research and development	267,626	226,548	317,921	403,520
Total operating expense	2,785,091	1,217,302	4,524,322	2,614,792

INCOME FROM OPERATIONS	3,524,422	3,567,805	6,801,098	5,686,291

OTHER INCOME (EXPENSE)
Other income	323,702	128,091	327,998	225,484
Other expense	(2,146)	-	(6,417)	-
Interest income	24,915	4,372	44,170	6,080
Interest expense	-	(43,019)	-	(43,019)
Change in fair value of derivative instruments	371,628	-	1,205,791	-
Total other income (expense)	718,099	89,444	1,571,542	188,545

INCOME BEFORE PROVISION FOR INCOME
TAXES AND MINORITY INTEREST	4,242,521	3,657,249	8,372,640	5,874,836

PROVISION FOR INCOME TAXES	-	43,144	-	56,800

NET INCOME BEFORE MINORITY INTEREST	4,242,521	3,614,105	8,372,640	5,818,036

MINORITY INTEREST	-	(18,890)	-	-

NET INCOME	4,242,521	3,632,995	8,372,640	5,818,036

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	514,775	32,993	810,334	120,677

COMPREHENSIVE INCOME	$4,757,296	$3,665,988	$9,182,974	$5,938,713

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	26,461,678	24,000,000	26,461,678	24,000,000

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	27,164,207	24,000,000	27,085,807	24,000,000

EARNING PER SHARE - BASIC	$0.16	$0.15	$0.32	$0.24

EARNING PER SHARE - DILUTED	$0.16	$0.15	$0.31	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

			Additional	Retained Earnings		Owner	Accumulated other
	Common Stock		paid-in-	Statutory		contribution	comprehensive
	Shares	Par value	capital	reserves	Unrestricted	receivable	income	Totals

BALANCE, December 31, 2005	24,000,000	$24,000	$6,056,058	$3,458,325	$65,554	$(10,087,527)	$483,590	$-

Net income					5,818,036			5,818,036
Cash proceeds from investment in
Sureland Equipment Co., Ltd			165,000					165,000
Foreign currency translation adjustment							120,677	120,677

BALANCE, June 30, 2006 (Unaudited)	24,000,000	$24,000	$6,221,058	$3,458,325	$5,883,590	$(10,087,527)	$604,267	$6,103,713

Net income					1,151,605			1,151,605
Adjustment to statutory reserves				269,802	(269,802)			-
Collection of contribution receivable			4,973			10,087,527		10,092,500
Cash proceeds from investment in
Sureland Equipment Co., Ltd			495,000					495,000
Issuance of common stock	2,461,678	2,462	6,028,140					6,030,602
Options issued to employees			644,000					644,000
Foreign currency translation adjustment							461,255	461,255

BALANCE, December 31, 2006	26,461,678	$26,462	$13,393,171	$3,728,127	$6,765,393	$-	$1,065,522	$24,978,675

Net income					8,372,640			8,372,640
Warrants transferred to additional paid-in capital			1,475,020					1,475,020
Options issued to employees			112,000					112,000
Adjustment from statutory reserves				(605,000)	605,000			-
Foreign currency translation adjustment							810,334	810,334

BALANCE, June 30, 2007 (Unaudited)	26,461,678	$26,462	$14,980,191	$3,123,127	$15,743,033	$-	$1,875,856	$35,748,669

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,372,640	$5,818,036
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
Depreciation	268,868	266,542
Amortization	16,881	3,236
Provision for doubtful accounts	208,324	113,497
Loss on disposal of equipment	-	38,119
Compensation expense for options issued to employees	112,000	-
Change in fair value of derivative instruments	(1,205,791)	-
(Increase) decrease in assets:
Accounts receivable	(1,632,577)	(1,110,952)
Accounts receivable - related party	336,979	-
Notes receivable	(615,734)	790,091
Other receivables	(1,169,318)	(187,291)
Other receivables - related party	91,068	-
Inventories	(437,151)	(896,631)
Costs and estimated earnings in excess of billings	(2,964,789)	(3,719,964)
Employee advances	(489,184)	(271,697)
Prepayments and deferred expenses	(73,909)	(215,405)
Increase (decrease) in liabilities:
Accounts payable	(287,314)	677,407
Accounts payable - related party	(324,532)	-
Customer deposits	5,476,662	3,089,873
Billings in excess of costs and estimated earnings	(6,672,629)	(890,310)
Other payables	423,280	158,765
Other payables - related party	(51,118)	-
Accrued liabilities	1,008,098	1,592,848
Taxes payable	(453,113)	203,585
Net cash (used in) provided by operating activities	(62,359)	5,459,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(709,403)	(182,373)
Advances on building purchases	(884,657)	(231,510)
Purchase of intangible assets	(608,745)	-
Proceeds from sale of equipment	7,183	8,392
Proceeds from sale of investment in Tianjin Fire Safety Equipment Co. Ltd.	507,192	-
Payments for investment in Tianjin Fire Safety Equipment Co. Ltd.	-	(299,711)
Payments for investment in Hubei Sureland Changjiang Fire Safety
Technology Co., Ltd.	(147,869)	-
Proceeds from sale of Beijing Zhong Xiao Fire Safety Technology Co., Ltd	1,052,986	-
Net cash used in investing activities	(783,313)	(705,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	759,629	32,914
Dividend distributions to original shareholders and minority interest shareholders	-	(7,836,040)
Proceeds from note payables	-	2,496,000
Proceeds from increase in paid-in capital	-	165,000
Payments to Beijing Zhong Xiao Fire Safety Technology Co., Ltd	(2,429,681)	-
Proceeds from Beijing Zhong Xiao Fire Safety Technology Co., Ltd	1,344,316	-
Net cash used in financing activities	(325,736)	(5,142,126)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	232,635	63,623

DECREASE IN CASH	(938,773)	(323,956)

CASH, beginning of period	9,426,091	2,357,399

CASH, end of period	$8,487,318	$2,033,443

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

China Fire Protection Group, Inc. (“CFPG”) was incorporated in the British Virgin Islands as a limited liability company on June 2, 2006. On June 19, 2006, CFPG entered a sales and purchase agreement with the existing five shareholders (“Original Shareholders”) of Sureland Industrial Fire Safety Limited (“Sureland Industrial”) who agreed to transfer their 100% ownership in Sureland Industrial to the CFPG. The total purchase consideration was $10,087,527 which was determined based upon the net asset value of Sureland Industrial as of December 31, 2005. On July 18, 2006, this transfer was approved by the Beijing Bureau of Commerce, and the registration was completed with the Beijing State Administration for Industry and Commerce of the People’s Republic of China, (“PRC”). As a result of this transfer, CFPG became the 100% shareholder of Sureland Industrial. On October 30, 2006, CFPG to transferred 25% ownership in Sureland Industrial to Sureland Industrial Fire Equipment Co., Ltd.

In accordance with laws governing foreign acquisitions of a Chinese registered company, the transfer of $10,087,527 is required to be made within 1 year from the date of issuance of the business license and the transfer were completed in December 2006.

During June and July 2006, the CFPG issued 33,500 shares of common stock to the Original Shareholders in consideration of a promissory note receivable totaling $10,752,500 and the total number of shares outstanding in the Company is 33,500. As a result of this transaction, the Original Shareholders exercised control over the Company.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

On June 12, 2006, the Beijing Administration for Industry and Commerce approved the conversion of Sureland Industrial into a limited liability company with registered capital at RMB 50,000,000. On May 17, 2007, the Beijing Shunyi District Business Administration approved the Company to increase registered capital from RMB 50,000,000 to RMB 100,000,000. The Company obtained a new business license on July 2, 2007 which was issued by the Beijing Administration for Industry and Commerce.

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

Tianjin Tianxiao Fire Safety Equipment Co., Ltd. (“Tianxiao Equipment”) was established as a limited liability company in Tianjin, PRC on April 11, 2007 with a registered capital RMB 10,000,000. 100% of its registered capital was contributed, in cash, by Sureland Industrial. Tianxiao Equipment principally engages in the manufacturing and sale of fire protection products and services for industrial customers in China.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group Inc. and subsidiaries reflect its wholly-owned subsidiaries CFPG, Sureland Industrial, Beijing Hua An, Sureland Equipment, and Tianxiao Equipment.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation.

Shipping and handling

Costs related to shipping and handlings are included in cost of revenue. The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.”

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of the AICPA’S Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1").

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
2.
Revenue from products sales is recognized when the goods are delivered and title has passed. Products sales revenue are presented net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

3.	Revenue from the rendering of Maintenance Services is recognized over the service period on a straight line basis.

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

Almost all of our products (fire detecting products, fire alarm control device, and water mist/sprinkler systems) are sold via system contracting projects or as part of the integrated products sales. The composition of our three types of products varies significantly from project to project, both in quantity and in dollar amounts. Although we could provide a breakdown of sales contribution for our own products for each project, it is almost impossible to provide revenues for each of our products when the revenue from each project is recognized based on percentage of completion. More importantly, the revenues from our own products do not accurately reflect our overall financial performance. The Company is a system contracting projects provider rather than product vendors who sell their own products directly or through channels. Therefore, it is not practical to separately disclose the revenues from external customers for each of our products.

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

Translation adjustments amounted to $1,875,856 and $1,065,522 as of June 30, 2007 and December 31, 2006, respectively. Asset and liability accounts at June 30, 2007 were translated at 7.60 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the six months ended June 30, 2007 and 2006 were 7.71 RMB and 8.02 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense amount to $145,734 and $132,879 for the three months ended June 30, 2007 and 2006, respectively and $268,868 and $266,542 for the six months ended June 30, 2007 and 2006, respectively.

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

Long-term assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

	June 30,	December 31,
	2007	2006
	Unaudited
Buildings and improvements	$2,448,732	$2,393,171
Transportation equipment	1,971,941	1,678,678
Machinery	860,818	579,708
Office equipment	1,017,744	968,213
Furniture	51,580	33,637
Totals	6,350,815	5,653,407
Less accumulated depreciation	2,421,188	2,123,599
Totals	$3,929,627	$3,529,808

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
June 30, 2007
(Unaudited)
Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from system contracting projects under the percentage of completion method and the allowance of doubtful accounts. Management evaluates all of its estimates and judgments on an on-going basis.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Singapore. Total cash (including restricted cash balances) in these banks at June 30, 2007 and December 31, 2006, amounted to $9,379,420 and $11,037,830, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts are $894,494 and $1,622,833 as of June 30, 2007 and December 31, 2006, respectively.

	June 30,	December 31,
	2007	2006
	Unaudited
Restricted Cash
Products sales	$353,000	$1,210,727
System contracting projects	541,494	412,106
Total Restricted Cash	$894,494	$1,622,833

Inventories

Inventories are stated at the lower of cost or market, using weighted average method. Inventories consisted of the followings at:

	June 30,	December 31,
	2007	2006
	Unaudited
Raw materials	$297,982	$150,546
Finished goods	3,791,453	3,770,626
Work in progress	652,455	269,658
Totals	$4,741,890	$4,190,830

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in project contracts. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventories periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of June 30, 2007 and December 31, 2006, the Company determined that no reserves are necessary.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Accounts receivable

Accounts receivable represents amounts due from customers for products sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt.

Accounts receivable consists of the following:

	June 30,	December 31,
	2007	2006
	Unaudited
Accounts receivable:
Products sales	$7,239,240	$6,149,185
Maintenance services	595,717	781,902
System contracting projects	8,706,334	7,583,900
Total accounts receivable	16,541,291	14,514,987
Allowance for bad debts	(1,496,398)	(1,252,947)
Accounts receivable, net	15,044,893	13,262,040
Accounts receivable - non-current retentions	(667,103)	(383,375)
Accounts receivable - currents assets	$14,377,790	$12,878,665

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

	June 30,	December 31,
	2007	2006
	Unaudited
Contracts costs incurred plus recognized profits less	$36,475,002	$25,378,764
recognized losses to date
Less progress billings	24,216,990	16,358,642
Costs and estimated earnings in excess of billings	$12,258,012	$9,020,122

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

	June 30,	December 31,
	2007	2006
	Unaudited
Progress billings	$14,356,452	$23,129,942
Contracts costs incurred plus recognized profits less recognized losses to date	12,025,278	14,262,318
Billings in excess of costs and estimated earnings	$2,331,174	$8,867,624

At June 30, 2007 and December 31, 2006, retentions held by customers of system contracting projects included in the Company’s accounts receivable amounted to $2,288,075 and $2,519,128, respectively. These balances represent portions of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
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

Warranties

Generally, our products are not covered by specific warranty terms. However, our policy is to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship is rare. Therefore, at June 30, 2007 and December 31, 2006, we made no provision for warranty claims for our products. We continuously evaluate our potential warranty obligation. We will record the expenses related to the warranty obligation when the estimated amount become material at the time revenue is recorded.

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

Intangible assets

Land use rights - All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user “land use rights” to use the land. The Company acquired land use rights in 2001 for a total amount of $635,757. The land use rights expire in 2051. The costs of these rights are being amortized over fifty years using the straight-line method. As of June 30, 2007 and December 31, 2006, accumulated amortization amounted to $125,129 and $115,332, respectively. Amortization expense amounted to $3,386 and $10 for the three months ended June 30, 2007 and 2006, respectively and $6,735 and $3,236 for the six months ended June 30, 2007 and 2006, respectively.

Technology rights - On May 2007, the Company acquired two technology rights to manufacturing fire protection products for $608,745. The costs of these rights are being amortized over ten years using the straight-line method. As of June 30, 2007, accumulated amortization amounted to $10,146. Amortization expense amounted to $10,146 for the three months ended June 30, 2007 and $10,146 for the six months ended June 30, 2007.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, the Company expects these assets to be fully recoverable.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2007 and December 31, 2006.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

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

VAT on sales and VAT on purchases amounted to $2,626,243 and $2,426,434 for the six months ended June 30, 2007 and $1,985,995 and $1,557,889 for the six months ended June 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

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
June 30, 2007
(Unaudited)
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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company is currently evaluating the effect of this pronouncement on financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended June 30, 2007 and 2006:

	2007	2006
	Unaudited	Unaudited
Net income for earnings per share	$4,242,521	$3,632,995

Weighted average shares used in basic computation	26,461,678	24,000,000
Diluted effect of stock options and warrants	702,529	-
Weighted average shares used in diluted computation	27,164,207	24,000,000

Earnings per share:
Basic	$0.16	$0.15
Diluted	$0.16	$0.15

At June 30, 2007, all stock options outstanding and warrants were included in the three months ended June 30, 2007 calculation of diluted earnings per share.

The following is a reconciliation of the basic and diluted earnings per share computation for the six months ended June 30, 2007 and 2006:

	2007	2006
	Unaudited	Unaudited
Net income for earnings per share	$8,372,640	$5,818,036

Weighted average shares used in basic computation	26,461,678	24,000,000
Diluted effect of stock options and warrants	624,129	-
Weighted average shares used in diluted computation	27,085,807	24,000,000

Earnings per share:
Basic	$0.32	$0.24
Diluted	$0.31	$0.24

At June 30, 2007, all stock options outstanding and warrants were included in the six months ended June 30, 2007 calculation of diluted earnings per share.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 4 - Supplemental disclosure of cash flow information

	Six months ended June 30,
	2006	2005
	Unaudited	Unaudited
Interest paid	$-	$43,019

Income tax paid	$-	$124,030

Non-cash transactions investing and financing activities:
Reclassification of warrants liability to paid-in capital
upon modification of warrants agreement	$1,475,020	$-

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $1,550,911 and $903,425 as of June 30, 2007 and December 31, 2006, respectively.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them start performing the services. Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $2,557,245 and $2,396,571 as of June 30, 2007 and December 31, 2006, respectively.

Note 7 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders, maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2007 and December 31, 2006, customer deposits amounted to $8,335,538 and $2,713,451, respectively.

Note 8 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of period end for system contracting projects. As of June 30, 2007 and December 31, 2006, accrued liabilities amounted to $2,898,232 and $1,891,628, respectively.

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
June 30, 2007
(Unaudited)

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

Beijing Hua An were established and registered in the New Technology Enterprise Development Zone, Beijing, PRC and are subject to the rate of 15% and have been certified by the relevant PRC authorities high technology enterprises. However pursuant to approval documents issued by the relevant tax bureau, Beijing Hua An obtained additional tax benefits. Beijing Hua An is exempt from income taxes from January 2006 to December 31, 2008 and is entitled to a 50% deduction of the special income tax rate of 15% which is a rate of 7.5% from January 2009 to December 31, 2011.

Tianxiao Equipment has no income taxes exemption and it has an income tax rate of 33% from its establishment.

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

The Company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described above. Since the detailed guidelines of the new tax law is not publicized yet, the Company can not determined what the new tax rate (15% or 25%) will be applicable to the Company and its subsidiaries after the end of their respective tax holiday terms.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

The provision for income taxes for the three months ended June 30 consisted of the following:

	2007	2006
	Unaudited	Unaudited
Provision for China Income Tax	$-	$39,221
Provision for China Local Tax	-	3,923
Total provision for income taxes	$-	$43,144

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30:

	2007	2006
	Unaudited	Unaudited
U.S. Statutory rates	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(33.0)	(32.0)
Total provision for income taxes	-%	1.0%

The estimated tax savings for the three months ended June 30, 2007 and 2006 amounted to $1,300,563 and $802,519, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended June 30, 2007 and 2006 by $0.11 and $0.12, respectively.

The provision for income taxes for the six months ended June 30 consisted of the following:

	2007	2006
	Unaudited	Unaudited
Provision for China Income Tax	$-	$51,636
Provision for China Local Tax	-	5,164
Total provision for income taxes	$-	$56,800

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30:

	2007	2006
	Unaudited	Unaudited
U.S. Statutory rates	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(33.0)	(32.0)
Total provision for income taxes	-%	1.0%

The estimated tax savings for the six months ended June 30, 2007 and 2006 amounted to $2,486,028 and $1,538,088, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the six months ended June 30, 2007 and 2006 by $0.22 and $0.18, respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $47,945 for income tax purposes for the six months ended June 30, 2007. The net operating loss carry forwards for United States income taxes amounted to $1,004,413 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2025, 2026 and 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the six month period ended June 30, 2007 was increase of $16,301 and the accumulated valuation allowance as of June 30, 2007 amounted to $341,500. Management will review this valuation allowance periodically and make adjustments as warranted.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Taxes payable

Taxes payable as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
	Unaudited
VAT taxes payable (credit)	$(734,049)	$47,211
Income taxes payable (refund)		(13,317)
Sales taxes	861,494	541,486
Other taxes payable	34,760	44,569
Total	$162,204	$619,949

Note 10 - Related party transactions and contingencies

The Company owed $10,087,527 to Sureland Industrial’s original shareholders. The amount was paid in December 2006. (See Note 1)

In 2006, Sureland Industrial invested $501,288 into Tianjin Fire Safety Equipment Co., Ltd. (“Tianjin Fire”), for a 19% ownership in Tianjin Fire. On April 2, 2007, Sureland Industrial signed a “sales and purchase agreement” with Beijing Shijihuazhong Company Limited (“Beijing Shijihuazhong”) and sold its 19% ownership interest to Beijing Shijihuazhong at the original investment cost.

For the six months ended June 30, 2007 and 2006, Tianjin Fire purchased $106,334 and $0, respectively, of equipment, raw materials, and finished goods from the Sureland Industrial. As of December 31, 2006, the accounts receivable due from Tianjin Fire was $333,056 and other receivable due from Tianjin Fire was $90,008. As of June 30, 2007, Tianjin Fire is no longer a related party to the Company due to the above transaction. Accounts receivable of $536,726 and other receivable of $335,325 due from Tianjin Fire were classified as regular accounts receivable and other receivable in the consolidated financial statements.

Sureland Industrial purchased a total of $527,223 and $0 of raw materials from Tianjin Fire for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, the accounts payable due to Tianjin Fire was $0 and $320,754, respectively. As of June 30, 2007 and December 31, 2006, the other payable due to related parties amounted to $0 and $50,523, respectively. Those amounts were generated from making cash advances by the shareholders for ordinary business expenses. These amounts are unsecured, non interest bearing, and have no fixed terms of repayment.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
The Company has one major customer which represents approximately 23% of the Company’s sales for the six months ended June 30, 2007 and 0% of accounts receivable as of June 30, 2007. The Company has two major customers which represents approximately 31% of the Company’s sales for the six months ended June 30, 2006.

Note 12 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2006 and 2005. The contributions are charged to the income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $75,687 and $36,397 for the six months ended June 30, 2007 and 2006, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The company did not make any contribution to this fund for the six months ended June 30, 2007 and 2006. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

On May 17, 2007, the Beijing Shunyi District Business Administration approved the Company to increase registered capital from RMB 50,000,000 to RMB 100,000,000. $605,000 or RMB 5,000,000 was approved by the Beijing Shunyi District Business Administration to be transferred out from this surplus reserve fund as an increase of registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the six months ended June 30, 2007.

Note 14 - Commitments and contingencies

The Company’s office lease is under a one year term expiring in December 15, 2007. It is cancelable with three months prior notice. At June 30, 2007, total future minimum lease payments under these operating leases were as follows:

Year Ended December 31,	Amount
2007	$13,413
Thereafter	-

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Rent expense amounted to $39,950 and $34,302 for the three months ended June 30, 2007 and 2006, respectively and amounted to $79,899 and $77,889 for the six months ended 30, 2007 and 2006, respectively.

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

On April 26, 2007, the Company amended its Series A Warrants and Series B Warrants issued to certain investors on October 27 and December 5, 2006 pursuant to the Securities Purchase Agreement in connection with a private placement (the “Amendment”). The Amendment eliminates the right of the warrant holders to be paid in cash in the event of a merger or other types of reorganization. The warrants no longer need to be accounted for as derivative instrument liabilities.  The fair value of the warrants should be transferred to equity on the signing date and no further accounting (i.e., no mark-to-market) is required going forward. As of December 31, 2006, the fair value of the derivative instrument totaled $2,680,811. At April 26, 2007, the Company determined the fair value of the warrants was $1,475,020 using the Cox-Ross-Rubinstein binomial model with the following assumptions: volatility 25%; risk free interest rate 4.59%; dividend yield of 0% and expected term of 4.5 years. A gain of $1,205,791 was recognized in the accompanying income statement based on the decrease in fair value since prior period ended December 31, 2006. On April 26, 2007, the fair value of the warrants was transferred to additional paid-in capital.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
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

The Company’s stock was not traded when the options were granted. Therefore, the Company had to estimate the market value of its shares. There was no significant change in the business between July and October 2006, therefore, the company used the fair value from the October 27 transaction (discussed in Note 15) of $2.26 and took a discount of 30%, to estimate a market price of $1.58. At that market price, the 750,000 employee options had a fair value of approximately $834,000. Because 50% of the options vested immediately, the related compensation expense was recognized as the options vest, rather than on a straight-line basis over the total vesting period, as the amount recognized at any point in time must be at least equal to the portion vested. The expense recognized for the three months and six months ended June 30, 2007 was $47,000 and $112,000, respectively.

Note 17 - Restructuring of subsidiaries

On April 2, 2007, the Company evaluated the operations of its subsidiary, Beijing Zhong Xiao Fire Safety Technology Co., Ltd. (“Beijing Zhong Xiao”) and noted efficiencies could be obtained by consolidating the operations of Beijing Zhong Xiao into Sureland Equipment.

Beijing Zhong Xiao was a subsidiary of Sureland Industrial established in the PRC as a limited liability company on March 18, 2003. On April 3, 2007, Sureland Industrial signed an agreement to transfer 100% ownership in Beijing Zhong Xiao to Gong Gang Qiang, a Chinese individual, for consideration price of the net assets of Beijing Zhong Xiao as of March 31, 2007 and received 100% ownership of Beijing Zhong Xiao.

After the restructuring of Beijing Zhong Xiao, the Company still has significant continuing involvement in the historical operations of the manufacturing of fire safety and protection products through Sureland Equipment, which fail the test in paragraph 42 of FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The failure of this test therefore does not require the classification of the restructuring of Beijing Zhong Xiao as discontinued operations.

Note 18 - Subsequent event

On July 18, 2007, the Company invested $1,000,000 for a minority interest in Wan Sent (China) Technology Co., Ltd. (“Wan Sent”), an emerging Chinese fire emergency remote-monitoring system provider based in Beijing.

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

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of the AICPA’S Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1")

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

Results of Operations

The following is a schedule showing results of our business..

Three Months Financial Results

Comparison of the three months Ended on June 30, 2007 and 2006:

	Three months ended June 30
	2007	2006
Revenues	$11,547,185	$8,371,733
Cost of revenues	5,237,672	3,586,626
Gross Profits	6,309,513	4,785,107
Operating expenses	2,785,091	1,217,302
Income From Operations	3,524,422	3,567,805
Other income(expense)	346,471	89,444
Change in fair value of derivative instruments	371,628	-
Income Before Income Taxes and Minority Interest	4,242,521	3,657,249
Income taxes	-	43,144
Minority interest	-	(18,890)
Net profit (Loss)	4,242,521	3,632,995
Foreign exchange adjustment	514,775	32,993
Comprehensive income	4,757,296	3,665,988
weighted average number of shares-basic	26,461,678	24,000,000
weighted average number of shares-diluted	27,164,207	24,000,000
earning per share-basic	0.16	0.15
earning per share-diluted	0.16	0.15

Total revenues were approximately $11.5 million for the three months ended June 30, 2007 as compared to approximately $8.4 million for the three months ended June 30, 2006, an increase of approximately $3.2 million or 37.9 percent. This increase was mainly attributable to the further penetration of the Company’s customer base in the iron and steel, power, and petrochemical industries, and the execution of more sales contracts in the period. During the three months ended June 30, 2007, the Company fulfilled 106 total solution and product sales contracts as compared to 84 contracts for the three months ended June 30, 2006. In particular, we have a large increase of revenue from our system contract projects which contributes to approximately 85.6 percent of our revenue. The three largest customers were MaAnShan Iron and Steel, JiuQuan Iron and Steel and Hunan HuaRun Power Plant, who collectively contributed approximately $4.9 million of revenue, representing 42.6 percent of our total revenue for this period.

Cost of revenues for the three months ended June 30, 2007 was approximately $5.2 million or 45.4 percent of revenues, as compared to $3.6 million or 42.8 percent of revenues for the three months ended June 30, 2006. Gross margin for the three months ended June 30, 2007 was 54.6 percent, which is lower than the gross margin of 57.2 percent for the same period of 2006. The increase in cost of revenue was mainly due to the fact that we used a higher percentage of third party products which tend to provide a lower margin

Operating expenses were approximately $2.8 million for the three months ended June 30, 2007 as compared to approximately $1.2 million for the three months ended June 30, 2006, an increase of approximately $1.6 million or 128.8 percent. During the second quarter of 2007, the Company increased expenditures in sales-related activities and raised the compensation for management teams to be in line with other US public companies. This increase is also attributable to the increased expenses related to being listed as a public company in the United States.

Operating income was approximately $3.5 million for the three months ended June 30, 2007 as compared to approximately $3.6 million for the three months ended June 30, 2006. The reason operating income did not increase despite that total revenue increased by $3.2 million was that operating expenses increased due to the reasons as stated above.

Total other income was approximately $0.7 million for the three months ended June 30, 2007 as compared to approximately $0.09 million for the three months ended June 30, 2006. This increase in total other income is primarily due to the increase from the change in fair value of derivative and the increase in other income, which is primarily composed of income from our sales of design service and government’s tax rebate for our software revenue. On May 3, 2007, the Company and warrant holders agreed to make an amendment to their Securities Purchase Agreement. As a result, we will not have the entry of “Change in fair value of derivative” on the income statements for the third quarter of 2007 and onwards.

Our net income was approximately $4.2 million for the three months ended June 30, 2007 as compared to approximately $3.6 million net income for the three months ended June 30, 2006, an increase of $0.6 million or 16.8 percent. Net profit margin for the three months ended June 30, 2007 was 36.7 percent, which is lower than the net profit margin of 43.4 percent for the same period of 2006. The reason for higher net profit margin in the second quarter of 2006 is mainly due to much lower operating expenses as a private company. Excluding the one-time credit of approximately $0.4 million from the change in fair value of derivatives, our net profit margin is 33.5 percent for the three months ended June 30, 2007.

Currency translation adjustments resulting from this process amounted to $514,775 and $32,993 as of the three months ended June 30, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at June 30, 2007 were translated at 7.60 RMB to 1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended June 30, 2007, and 2006 were 7.71 RMB and 8.02 RMB, respectively.

The comprehensive income, which adds the currency adjustment to the net income, were approximately $4.8 million for the three months ended June 30, 2007 as compared to approximately $3.7 million comprehensive income for the three months ended June 30, 2006, a increase of $ 1.1 million or 29.8 percent.

Six Months Financial Results

Comparison of the six months Ended on June 30, 2007 and 2006

	Six months ended June 30
	2007	2006
Revenues	$21,046,647	$15,026,083
Cost of revenues	9,721,227	6,725,000
Gross Profits	11,325,420	8,301,083
Operating expenses	4,524,322	2,614,792
Income From Operations	6,801,098	5,686,291
Other income(expense)	365,751	188,545
Change in fair value of derivative instruments	1,205,791	-
Income Before Income Taxes and Minority Interest	8,372,640	5,874,836
Income taxes	-	56,800
Minority interest	-	-
Net profit (Loss)	8,372,640	5,818,036
Foreign exchange adjustment	810,334	120,677
Comprehensive income	9,182,974	5,938,713
weighted average number of shares-basic	26,461,678	24,000,000
weighted average number of shares-diluted	27,085,807	24,000,000
earning per share-basic	0.32	0.24
earning per share-diluted	0.31	0.24

Total revenues were approximately $21.0 million for the six months ended June 30, 2007 as compared to approximately $15.0 million for the six months ended June 30, 2006, an increase of approximately $6.0 million or 40.0 percent. This increase was mainly attributable to the further penetration of the Company’s customer base in the iron and steel, power, and petrochemical industries and the execution of more sales contracts in the period. During the six months ended June 30, 2007, the Company fulfilled 155 total solution and product sales contracts as compared to 114 contracts for the six months ended June 30, 2006. In particular, we have a large increase of revenue from our system contract projects which contributes to approximately 81.6 percent of our revenue. The three largest customers were MaAnShan Iron and Steel, JiuQuan Iron and Steel, and AnShan Iron and Steel, who collectively contributed approximately $7.9 million of revenue, representing 37.4 percent of our total revenue for this period.

Cost of revenues for the six months ended June 30, 2007 was approximately $9.7 million or 46.2 percent of revenues, as compared to $6.7 million or 44.8 percent of revenues for the six months ended June 30, 2006. Gross margin for the six months ended June 30, 2007 was 53.8 percent, which is lower than the gross margin of 55.2 percent for the same period of 2006. The increase in cost of revenue was mainly due to the fact that we used a higher percentage of third party products which tend to provide a lower margin

Operating expenses were approximately $4.5 million for the six months ended June 30, 2007 as compared to approximately $2.6 million for the six months ended June 30, 2006, an increase of approximately $1.9 million or 73.0 percent. During the first half year of 2007, the Company increased expenditures in sales-related activities and raised the compensation for management teams to be in line with other US public companies. This increase is also attributable to the increased expenses related to being listed as a public company in the United States.

Operating income was approximately $6.8 million for the three months ended June 30, 2007 as compared to approximately $5.7 million for the three months ended June 30, 2006, an increase of $1.1 million or19.6 percent. The increase was mainly due to the increase in our revenues in this period even though we had a significant increase in our operating expenses related to being a public company and related to increasing our sales activities.

Total other income was approximately $1.6 million for the six months ended June 30, 2007 as compared to approximately $0.2 million for the six months ended June 30, 2006. This increase in total other income is primarily due to the increase from the change in fair value of derivative and the increase in other income, which is primarily composed of income from our sales of design service and government’s tax rebate for our software revenue. On May 3, 2007, the Company and warrant holders agreed to make an amendment to the Securities Purchase Agreement. As a result, we will not have the entry of “Change in fair value of derivative” on the income statements for the third quarter of 2007 and onwards.

Our net income was approximately $8.4 million for the six months ended June 30, 2007 as compared to approximately $5.8 million net income for the six months ended June 30, 2006, an increase of 2.6 million or 43.9 percent. Net profit margin for the six months ended June 30, 2007 was 39.8 percent, which is higher than the net profit margin of 38.7 percent for the same period of 2006. The reason for the increase in the Net income was mainly due to the increase in Revenues and the non-cash credit of $1.2 million related to the Change in fair value of derivative instruments. Excluding the one-time credit of approximately $1.2 million from the change in fair value of derivatives, our net profit margin is 34.1 percent for the six months ended June 30, 2007.

Currency translation adjustments resulting from this process amounted to $810,334 and $120,677 as of the six months ended June 30, 2007 and 2006, respectively.

The comprehensive income, which adds the currency adjustment to the net income, were approximately $9.2 million for the six months ended June 30, 2007 as compared to approximately $5.9 million comprehensive income for the six months ended June 30, 2006, a increase of $3.2 million or 54.6 percent.

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

The following subsidiaries of Sureland Industrial were established and registered in the New Technology Enterprise Development Zone, Beijing, PRC and are subject to the rate of 15 percent and have been certified by the relevant PRC authorities high technology enterprises. However pursuant to approval documents issued by the relevant tax bureau, all the subsidiaries have obtained the following additional tax benefits:

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

The key changes are:

•	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%;

•
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

The provision for income taxes for the three months ended June 30 consisted of the following:

	2007	2006
Provision for China Income Tax	$-	$39,221
Provision for China Local Tax	-	3,923

Total provision for income taxes	$-	$43,144

The provision for income taxes for the six months ended June 30 consisted of the following:

	2007	2006
Provision for China Income Tax	$-	$51,636
Provision for China Local Tax	-	5,164

Total provision for income taxes	$-	$56,800

Liquidity and Capital Resources

As of June 30, 2007, we had working capital of $28.9 million including cash and cash equivalents of $8.5 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Six Months Ended June 30,
	2007	2006

Net cash provided by (used in) operating activities	$(62,359)	$5,459,749
Net cash (used in) investing activities	(783,313)	(705,202)
Net cash provided by financing activities	(325,736)	(5,142,126)
Effect of foreign currency translation on cash and cash equivalents	232,635	63,623
Net cash flow	$(938,773)	$(323,956)

Operating Activities

Net cash used in operating activities was approximately $0.1 million for the six months ended June 30, 2007 as compared to approximately $5.5 million net cash provided by operating activities for the same period in 2006. Net cash used by operating activities in the six months ended June 30, 2007 was mainly due to net income of $8.4 million, a $5.5 million increase in customer deposits and a $1.0 million increase in accrued liabilities offset by a $1.6 million increase in account receivable, a $1.2 million increase in other receivables, a $3.0 million increase in costs and estimated earnings in excess of billings and $6.7 million decrease in billings in excess of costs and estimated earnings. The increase of $3.0 million in costs and estimated earnings in excess of billings is mainly due to the increased number of projects where we have billed the customers more than we have recognized revenues for these projects, while the decrease of $6.7 million in billings in excess of costs and estimated earnings is mainly due to the decreased number of projects where we have billed the customers less than we have recognized revenues for these projects.

On a quarterly basis, the operating cash flow for the second quarter of 2007 is approximately positive $0.2 million as compared to approximately negative $0.3 million for the first quarter of 2007, which is the result of better management of our working capital during the period.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2007 was $0.8 million, which is an increase of $0.1 million from net cash used in investing activities of $0.7 million in the same period of 2006. Net cash used in investing activities was mainly attributable to $0.7 million used to purchase equipment, $0.9 million used to purchase office buildings, $0.6 million used to purchase intellectual properties offset by $0.5 million proceeds from the sale of investment in Tianjin Fire Safety Equipment Co. Ltd. and $1.1 million proceeds from the restructure in Beijing Zhong Xiao.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2007 totaled $0.3 million as compared to $5.1 million used by financing activities in the same period of 2006. The increase of the cash used in financing activities was attributable to $2.4 million payment to Beijing Zhong Xiao to clear the balance between our Company and Beijing Zhong Xiao offset by a $0.8 million decrease in restricted cash, which represents the cash required to be deposited in the bank to guarantee the execution of signed contracts, and $1.3 million payment from Beijing Zhong Xiao to clear the balance between Beijing Hua An and Beijing Zhong Xiao.

As a result of the total cash activities, net cash decreased $0.9 million from December 31, 2006 to June 30, 2007.  We believe that our currently available working capital of $28.9 million including cash and cash equivalents of $8.5 million should be adequate to sustain our operations at our current levels and our anticipated expansion through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Controls and Procedures.

a) Evaluation of Disclosure Controls. Brian Lin, who is our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2007 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Lin concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On April 18, 2007, the board of directors of the Company adopted and approved an increase of the base annual salaries for its senior executives to be more in line with other US listed companies of comparable market capitalization and industries, retroactive as of January 1, 2007, as set forth below:

Brian Lin, Chief Executive Officer, US$120,000;
Gangjin Li, Chairman of the board, US$80,000
Tieying Guo, President, Sureland Industrial Fire Safety Limited, US$80,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on August 14, 2007.

CHINA FIRE & SECURITY GROUP, INC.

By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer, Principal Accounting Officer