Form 10QSB
period 2007-09-30
CHINA FIRE & SECURITY GROUP, INC.
filed 2007-11-13
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007
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

As of November 10, 2007, the Registrant had 27,556,893 shares of common stock outstanding.

China Fire & Security Group, Inc.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1

	Consolidated Statements of Income and Other Comprehensive Income
	For the Three Months and Nine Months Ended September 30, 2007 and 2006	2

	Consolidated Statements of Stockholders' Equity	3

	Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operation	22

Item 3.	Controls and Procedures	32

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders.	33

Item 5.	Other Information	33

Item 6.	Exhibits and Reports on Form 8-K	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$12,978,897	$9,426,091
Restricted cash	829,534	1,622,833
Accounts receivable, net of allowance for doubtful accounts of $1,779,084 and
$1,252,947 as of September 30, 2007 and December 31, 2006, respectively	17,129,943	13,211,721
Notes receivable	1,284,242	903,425
Other receivables	1,381,321	875,119
Inventories	4,334,244	4,190,830
Costs and estimated earnings in excess of billings	11,576,823	9,020,122
Employee advances	2,539,279	1,641,138
Employee advances - officers and directors	18,067	7,422
Prepayments and deferred expenses	3,066,828	2,396,571
Total current assets	55,139,178	43,295,272

PLANT AND EQUIPMENT, net	4,057,117	3,529,808

OTHER ASSETS:
Accounts receivable - retentions	564,834	383,375
Deferred expenses - non current	19,257	40,830
Advances on building purchases	2,395,369	-
Investment in joint ventures	1,152,077	501,288
Intangible assets, net of accumulated amortization	1,153,888	558,255
Total other assets	5,285,425	1,483,748

Total assets	$64,481,720	$48,308,828

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,893,026	$6,117,733
Customer deposits	4,937,818	2,713,451
Billings in excess of costs and estimated earnings	4,443,456	8,867,624
Other payables	615,571	438,957
Accrued liabilities	2,502,714	1,891,628
Taxes payable	627,072	619,949
Total current liabilities	20,019,657	20,649,342

FAIR VALUE OF DERIVATIVE INSTRUMENTS	-	2,680,811

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized,
27,428,810 shares and 26,461,678 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	27,429	26,462
Additional paid-in-capital	18,760,431	13,393,171
Statutory reserves	3,123,127	3,728,127
Retained earnings	20,135,068	6,765,393
Accumulated other comprehensive income	2,416,008	1,065,522
Total shareholders' equity	44,462,063	24,978,675

Total liabilities and shareholders' equity	$64,481,720	$48,308,828

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUES
System contracting projects	$6,105,899	$5,664,761	$23,270,285	$17,353,668
Products	5,188,117	2,225,380	8,827,922	5,366,832
Maintenance services	302,954	152,059	545,410	347,783
Total revenues	11,596,970	8,042,200	32,643,617	23,068,283

COST OF REVENUES
System contracting projects	2,539,812	2,676,347	10,564,382	8,679,358
Products	2,065,515	1,516,652	3,705,298	2,203,146
Maintenance services	124,211	25,006	181,085	60,501
Total cost of revenues	4,729,538	4,218,005	14,450,765	10,943,005

GROSS PROFIT	6,867,432	3,824,195	18,192,852	12,125,278

OPERATING EXPENSE
Selling and marketing	1,082,176	1,184,060	2,843,685	2,033,140
General and administrative	1,420,221	1,103,316	3,605,574	2,195,730
Depreciation and amortization	128,394	106,581	387,933	376,359
Research and development	139,205	269,389	457,126	672,909
Total operating expense	2,769,996	2,663,346	7,294,318	5,278,138

INCOME FROM OPERATIONS	4,097,436	1,160,849	10,898,534	6,847,140

OTHER INCOME (EXPENSE)
Other income	249,537	371,747	577,535	597,231
Other expense	(1,400)	-	(7,817)	-
Interest income	46,462	13,566	90,632	19,646
Interest expense	-	(32,456)	-	(75,475)
Change in fair value of derivative instruments	-	-	1,205,791	-
Total other income (expense)	294,599	352,857	1,866,141	541,402

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	4,392,035	1,513,706	12,764,675	7,388,542

PROVISION FOR INCOME TAXES	-	(17,619)	-	39,181

NET INCOME	4,392,035	1,531,325	12,764,675	7,349,361

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	540,152	210,268	1,350,486	330,945

COMPREHENSIVE INCOME	$4,932,187	$1,741,593	$14,115,161	$7,680,306

BASIC
Weighted average number of shares	27,026,221	24,000,000	26,649,859	24,000,000
Earning per share	$0.16	$0.06	$0.48	$0.31

DILUTED
Weighted average number of shares	27,825,442	24,000,000	27,436,695	24,000,000
Earning per share	$0.16	$0.06	$0.47	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Accumulated
	Common Stock		Additional	Retained Earnings		Owner	other
	Shares	Par value	paid-in-capital	Statutory reserves	Unrestricted	contribution receivable	comprehensive income	Totals

BALANCE, December 31, 2005	24,000,000	$24,000	$6,056,058	$3,458,325	$65,554	$(10,087,527)	$483,590	$-

Net income					6,775,212			6,775,212
Cash proceeds from investment in Sureland Equipment Co., Ltd			165,000					165,000
Option issued to employees			553,000					553,000
Foreign currency translation adjustment							330,945	330,945

BALANCE, Septemper 30, 2006 (Unaudited)	24,000,000	$24,000	$6,774,058	$3,458,325	$6,840,766	$(10,087,527)	$814,535	$7,824,157

Net income					194,429			194,429
Adjustment to statutory reserves				269,802	(269,802)			-
Collection of contribution receivable			4,973			10,087,527		10,092,500
Cash proceeds from investment in Sureland Equipment Co., Ltd			495,000					495,000
Issuance of common stock	2,461,678	2,462	6,028,140					6,030,602
Options issued to employees			91,000					91,000
Foreign currency translation adjustment							250,987	250,987

BALANCE, December 31, 2006	26,461,678	$26,462	$13,393,171	$3,728,127	$6,765,393	$-	$1,065,522	$24,978,675

Net income					12,764,675			12,764,675
Warrants reclassified from liabilities			1,475,020					1,475,020
Issuance of common stock	876,985	877	3,638,768					3,639,645
Warrants exercised	90,147	90	(90)					-
Warrants issued for services			94,274					94,274
Options issued to employees			159,288					159,288
Adjustment from statutory reserves				(605,000)	605,000			-
Foreign currency translation adjustment							1,350,486	1,350,486

BALANCE, September 30, 2007 (Unaudited)	27,428,810	$27,429	$18,760,431	$3,123,127	$20,135,068	$-	$2,416,008	$44,462,063

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,764,675	$7,349,361
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	409,261	406,387
Amortization	35,539	9,734
Provision for doubtful accounts	465,482	553,000
Gain on disposal of equipment	(9,136)	-
Compensation expense for options issued to employees	159,288	-
Issuance of warrants for services	94,274	-
Change in fair value of derivative instruments	(1,205,791)	-
Change in operating assets and liabilities:
Accounts receivable	(3,389,580)	(1,930,261)
Notes receivable	(337,052)	624,138
Other receivables	(458,743)	(199,443)
Inventories	26,023	(1,850,652)
Costs and estimated earnings in excess of billings	(2,145,503)	(3,948,092)
Employee advances	(814,369)	(482,133)
Employee advance from officers and directors	(10,130)	-
Prepayments and deferred expenses	(1,090,443)	(751,797)
Accounts payable	617,376	1,419,996
Customer deposits	2,070,561	1,599,483
Billings in excess of costs and estimated earnings	(4,684,877)	3,816,044
Other payables	156,501	(72,300)
Accrued liabilities	586,981	1,789,923
Taxes payable	(3,407)	34,945
Net cash provided by operating activities	3,236,930	8,368,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(971,743)	(202,732)
Advances on building purchases	(2,345,809)	-
Additions to construction in progress	-	(235,188)
Purchase of intangible assets	(608,782)	-
Proceeds from sale of equipment	19,646	16,405
Proceeds from sale of investment in Tianjin Fire Safety Equipment Co. Ltd.	510,829	-
Proceeds from sale of Beijing Zhong Xiao Fire Safety Technology Co., Ltd	1,060,535	-
Payments for investment in Tianjin Fire Safety Equipment Co., Ltd.	-	(310,008)
Payments for investment in King Galaxy Investments Limited	(1,000,000)	-
Payments for investment in Hubei Sureland Changjiang Fire Safety
Technology Co., Ltd.	(148,930)	-
Net cash used in investing activities	(3,484,254)	(731,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	841,349	(220,605)
Dividend distributions to original shareholders and minority interest shareholders	-	(7,836,040)
Proceeds from note payables	-	2,496,000
Payments on notes payables	-	(2,532,000)
Proceeds from increase in paid-in capital	-	165,000
Payments to Beijing Zhong Xiao Fire Safety Technology Co., Ltd	(2,447,101)	-
Proceeds from Beijing Zhong Xiao Fire Safety Technology Co., Ltd	1,353,955	-
Proceeds from issuance of common stock	3,639,645	-
Net cash provided by (used in) financing activities	3,387,848	(7,927,645)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	412,282	108,216

INCREASE (DECREASE) IN CASH	3,552,806	(182,619)

CASH, beginning of period	9,426,091	2,357,399

CASH, end of period	$12,978,897	$2,174,780

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Background

China Fire & Security Group Inc. (the “Company”, formerly known as Unipro Financial Services, Inc. “Unipro”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacturing and sales of fire protection products and services for industrial customers in China.

On September 1, 2006, the Company signed a Securities Exchange Agreement (the “Agreement”) with China Fire Protection Group, Inc. (“CFPG”). Based on the agreement, each CFPG Shareholder agreed to sell, assign, transfer and deliver to Unipro all of the CFPG’s ordinary shares of capital stock, par value US $0.01 each (the “CFPG Shares”), in exchange for the issuance by Unipro to each such CFPG Shareholder a pro rata share of 701,538.46 Unipro shares of Series A Convertible Preferred Stock, no par value (“Unipro Preferred”). Each CFPG Shareholder’s pro rata share of the Unipro Preferred was determined by multiplying 701,538.46 Unipro Preferred by a fraction, the numerator equaled the total number of CFPG Shares owned by the CFPG Shareholder at the Closing and the denominator was the total number of CFPG Shares issued and outstanding at the closing. The transaction was completed on October 27, 2006. Prior to closing, CFPG had outstanding options to purchase CFPG shares. The options were converted into 750,000 options to purchase Unipro Common Stock, $0.001 par value (“Common Stock”) on the same terms and conditions as the outstanding options. Fractional shares of Unipro Preferred were issued as necessary.

For accounting purpose this transaction was treated as a recapitalization of the CFPG where the CFPG is considered the accounting acquirer. As a result of the reverse acquisition and recapitalization under common control, CFPG’s financial statements are presented as the continuing accounting entity. Thus, the historical financial statements of CFPG were recapitalized with the historical equity shares of the Company.

China Fire Protection Group, Inc. (“CFPG”) was incorporated in the British Virgin Islands as a limited liability company on June 2, 2006. On June 19, 2006, CFPG entered a sales and purchase agreement with the existing five shareholders (“Original Shareholders”) of Sureland Industrial Fire Safety Limited (“Sureland Industrial”) who agreed to transfer their 100% ownership in Sureland Industrial to the CFPG. The total purchase consideration was $10,087,527 which was determined based upon the net asset value of Sureland Industrial as of December 31, 2005. On July 18, 2006, this transfer was approved by the Beijing Bureau of Commerce, and the registration was completed with the Beijing State Administration for Industry and Commerce of the People’s Republic of China, (“PRC”). As a result of this transfer, CFPG became the 100% shareholder of Sureland Industrial. On October 30, 2006, CFPG transferred 25% ownership in Sureland Industrial to Sureland Industrial Fire Equipment Co., Ltd. The $10,087,527 payment was made in December 2006.

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

On June 12, 2006, the Beijing Administration for Industry and Commerce approved the conversion of Sureland Industrial into a limited liability company with registered capital at RMB 50,000,000. On May 17, 2007, the Beijing Shunyi District Business Administration approved the Company to increase registered capital to RMB 100,000,000. The Company obtained a new business license on July 2, 2007 which was issued by the Beijing Administration for Industry and Commerce.

Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”) is a subsidiary of Sureland Industrial established in the PRC as a limited liability company on September 22, 2005 upon its establishment, 80% and 20% of its registered capital was contributed, in cash, by Sureland Industrial and Sureland Creation, respectively. On October 8, 2006, Sureland Industrial and Sureland Creation agreed to transfer the 20% ownership in Beijing Hua An from Sureland Creation to Sureland Industrial, and Sureland Industrial became 100% shareholder of Beijing Hua An.

Sureland Industrial Fire Equipment Co., Ltd. (“Sureland Equipment”) was established as a Sino-foreign equity joint venture in Beijing, the People’s Republic of China (the PRC) on April 12, 2006 with a registered capital $660,000. Upon its establishment, 75% and 25% of its registered capital was contributed, in cash, by Sureland Industrial and Vyle Investment Inc., respectively. On June 22, 2006, CFPG signed a sales and purchase agreement with the existing two shareholders, Sureland Industrial and Vyle Investment Inc., to become 100% shareholder of Sureland Equipment. The purchase price was based on the registered capital of Sureland Equipment. On August 4, 2006, this transaction was approved by the Beijing Bureau of Commerce, and the registration with the Beijing State Administration for Industry and Commerce of the People’s Republic of China, (“PRC”) was completed on August 15, 2006.

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

Translation adjustments amounted to $2,416,008 and $1,065,522 as of September 30, 2007 and December 31, 2006, respectively. Asset and liability accounts at September 30, 2007 were translated at 7.50 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the nine months ended September 30, 2007 and 2006 were 7.65 RMB and 8.02 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense amount to $140,393 and $139,845 for the three months ended September 30, 2007 and 2006, respectively and $409,261 and $406,387 for the nine months ended September 30, 2007 and 2006, respectively.

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

Long-term assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

	September 30, 2007	December 31, 2006
	Unaudited
Buildings and improvements	$2,479,961	$2,393,171
Transportation equipment	2,092,400	1,678,678
Machinery	936,396	579,708
Office equipment	1,064,067	968,213
Furniture	52,326	33,637
Totals	6,625,150	5,653,407
Less accumulated depreciation	2,568,033	2,123,599
Totals	$4,057,117	$3,529,808

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Singapore. Total cash (including restricted cash balances) in these banks at September 30, 2007 and December 31, 2006, amounted to $13,817,176 and $11,037,830, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company has one major customer which represents approximately 23% of the Company’s sales for the nine months ended September 30, 2007 and 0% of accounts receivable as of September 30, 2007. The Company has two major customers which represents approximately 31% of the Company’s sales for the nine months ended September 30, 2006.

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts are $829,534 and $1,622,833 as of September 30, 2007 and December 31, 2006, respectively.

	September 30, 2007	December 31, 2006
	Unaudited
Restricted Cash
Products sales	$494,914	$1,210,727
System contracting projects	334,620	412,106
Total Restricted Cash	$829,534	$1,622,833

Inventories

Inventories are stated at the lower of cost or market, using weighted average method. Inventories consisted of the followings at:

	September 30, 2007	December 31, 2006
	Unaudited
Raw materials	$326,186	$150,546
Finished goods	3,198,531	3,770,626
Work in progress	809,527	269,658
Total	$4,334,244	$4,190,830

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in project contracts. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of September 30, 2007 and December 31, 2006, the Company determined no reserves are necessary.

Accounts receivable

Accounts receivable represents amounts due from customers for products sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt.

Accounts receivable consists of the following:

	September 30, 2007	December 31, 2006
	Unaudited
Accounts receivable:
Products sales	$10,251,974	$6,482,241
Maintenance services	670,357	781,902
System contracting projects	8,551,530	7,583,900
Total accounts receivable	19,473,861	14,848,043
Allowance for bad debts	(1,779,084)	(1,252,947)
Accounts receivable, net	17,694,777	13,595,096
Accounts receivable - non-current retentions	(564,834)	(383,375)
Accounts receivable - currents	$17,129,943	$13,211,721

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

	September 30, 2007	December 31, 2006
	Unaudited

Contracts costs incurred plus recognized profits less recognized losses to date	$48,915,397	$25,378,764
Less progress billings	37,338,574	16,358,642
Costs and estimated earnings in excess of billings	$11,576,823	$9,020,122

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

	September 30, 2007	December 31, 2006
	Unaudited
Progress billings	$10,189,678	$23,129,942
Contracts costs incurred plus recognized profits estimated less recognized losses	5,746,222	14,262,318
Billings in excess of costs and estimated earnings	$4,443,456	$8,867,624

At September 30, 2007 and December 31, 2006, retentions held by customers of system contracting projects included in the Company’s accounts receivable as following:

	September 30, 2007	December 31, 2006
	Unaudited
Retentions
Current	$1,752,017	$2,135,753
Non-current	564,834	383,375
Total retentions	$2,316,851	$2,519,128

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

Warranties

Generally, our products are not covered by specific warranty terms. However, our policy is to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship is rare. Therefore, at September 30, 2007 and December 31, 2006, we made no provision for warranty claims for our products. We continuously evaluate our potential warranty obligation. We will record the expenses related to the warranty obligation when the estimated amount become material at the time revenue is recorded.

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

Intangible assets

Land use rights - All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user “land use rights” to use the land. The Company acquired land use rights in 2001 for a total amount of $635,757. The land use rights expire in 2051. The costs of these rights are being amortized over fifty years using the straight-line method. As of September 30, 2007 and December 31, 2006, accumulated amortization amounted to $130,400 and $115,332, respectively. Amortization expense amounted to $3,392 and $3,254 for the three months ended September 30, 2007 and 2006, respectively and $10,174 and $6,490 for the nine months ended September 30, 2007 and 2006, respectively.

Technology rights - In May 2007, the Company acquired two technology rights to manufacturing fire protection products for $608,745. The costs of these rights are being amortized over ten years using the straight-line method. As of September 30, 2007, accumulated amortization amounted to $25,365. Amortization expense amounted to $15,219 for the three months ended September 30, 2007 and $25,365 for the nine months ended September 30, 2007.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets to be fully recoverable.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2007 and December 31, 2006.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements.

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

VAT on sales and VAT on purchases amounted to $4,313,715 and $3,397,843 for the nine months ended September 30, 2007 and $2,501,949 and $3,258,567 for the nine months ended September 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Stock based compensation

The Company adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”) at the beginning of 2006, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP EITF 07-3 will be effective for an entity’s financial statements issued for fiscal years beginning after than December 15, 2007. The Company is currently evaluating the effect of this pronouncement on financial statements.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended September 30, 2007 and 2006:

	2007	2006
	Unaudited	Unaudited
Net income for earnings per share	$4,392,035	$1,531,325

Weighted average shares used in basic computation	27,026,221	24,000,000
Diluted effect of stock options and warrants	799,221	-
Weighted average shares used in diluted computation	27,825,442	24,000,000

Earnings per share:
Basic	$0.16	$0.06
Diluted	$0.16	$0.06

At September 30, 2007, all stock options outstanding and warrants were included in the calculation of diluted earnings per share for the three months ended September 30, 2007.

The following is a reconciliation of the basic and diluted earnings per share computation for the nine months ended September 30, 2007 and 2006:

	2007	2006
	Unaudited	Unaudited
Net income for earnings per share	$12,764,675	$7,349,361

Weighted average shares used in basic computation	26,649,859	24,000,000
Diluted effect of stock options and warrants	786,836	-
Weighted average shares used in diluted computation	27,436,695	24,000,000

Earnings per share:
Basic	$0.48	$0.31
Diluted	$0.47	$0.31

At September 30, 2007, all stock options outstanding and warrants were included in the nine months ended September 30, 2007 calculation of diluted earnings per share.

Note 4 - Supplemental disclosure of cash flow information

For the nine months ended September 30, 2007 and December 31, 2006, the Company has disclosed cash flow information as following:

	2007	2006
	Unaudited	Unaudited
Interest paid	$-	$79,025

Income tax paid	$-	$137,439

Non-cash transactions investing and financing activities:
Reclassification of warrants liability to paid-in capital
upon modification of warrants agreement	$1,475,020	$-

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $1,284,242 and $903,425 as of September 30, 2007 and December 31, 2006, respectively.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them start performing the services. Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $3,066,828 and $2,396,571 as of September 30, 2007 and December 31, 2006, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $152,076 for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC. Investment is recorded under cost method.

During the third quarter of 2007, the Company also invested $1,000,000 for a 5% interest in King Galaxy Investments Limited. King Galaxy Investment through its wholly owned subsidiary, China Alliance Security Holdings Company Limited owns 100% of Wan Sent (China) Technology Co., Ltd. (“Wan Sent”), an emerging Chinese fire emergency remote-monitoring system provider based in Beijing, PRC. Investment was recorded under cost method.

The Company has not consolidated the financial statements of these two joint ventures into its financial statements as the Company does not have the ability to exercise significant influence over the joint ventures companies.

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders, maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2007 and December 31, 2006, customer deposits amounted to $4,937,818 and $2,713,451, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of period end for system contracting projects. As of September 30, 2007 and December 31, 2006, accrued liabilities amounted to $2,502,714 and $1,891,628, respectively.

Note 10 - Income taxes

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

Tianxiao Equipment has no income tax exemption and therefore it has an income tax rate of 33% from its establishment.

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

The provision for income taxes for the three months ended September 30 consisted of the following:

	2007	2006
	Unaudited	Unaudited
Provision for China Income Tax	$-	$(16,376)
Provision for China Local Tax	-	(1,243)
Total provision for income taxes	$-	$(17,619)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30:

	2007	2006
	Unaudited	Unaudited
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(33.0)	(32.0)
Total provision for income taxes	-%	1.0%

The estimated tax savings for the three months ended September 30, 2007 and 2006 amounted to $1,648,501 and $736,491, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended September 30, 2007 and 2006 by $0.06 and $0.03, respectively.

The provision for income taxes for the nine months ended September 30 consisted of the following:

	2007	2006
	Unaudited	Unaudited
Provision for China Income Tax	$-	$35,619
Provision for China Local Tax	-	3,562
Total provision for income taxes	$-	$39,181

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30:

	2007	2006
	Unaudited	Unaudited
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(33.0)	(32.0)
Total provision for income taxes	-%	1.0%

The estimated tax savings for the nine months ended September 30, 2007 and 2006 amounted to $4,124,617 and $2,239,826, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the nine months ended September 30, 2007 and 2006 by $0.15 and $0.09, respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $47,945 for income tax purposes for the nine months ended September 30, 2007. The net operating loss carry forwards for United States income taxes amounted to $1,004,413 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2005 and continue through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance for the nine month period ended September 30, 2007 was increased $16,301 and the accumulated valuation allowance as of September 30, 2007 amounted to $341,500. Management will review this valuation allowance periodically and make adjustments as warranted.

Taxes payable

Taxes payable as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	Unaudited
VAT taxes payable (credit)	$(380,375)	$47,211
Income taxes payable (refund)	-	(13,317)
Sales taxes	974,549	541,486
Other taxes payable	32,898	44,569
Total	$627,072	$619,949

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2007 and 2006. The contributions are charged to the income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $134,147 and $36,512 for the nine months ended September 30, 2007 and 2006, respectively.

Note 12 - Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The company did not make any contribution to this fund for the nine months ended September 30, 2007 and 2006. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

On May 17, 2007, the Beijing Shunyi District Business Administration approved the Company to increase registered capital from RMB 50,000,000 to RMB 100,000,000. $605,000 or RMB 5,000,000 was approved by the Beijing Shunyi District Business Administration to be transferred out from this surplus reserve fund as an increase of registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the nine months ended September 30, 2007.

Note 13 - Commitments and contingencies

The Company’s office lease is under a one year term expiring in December 15, 2007. It is cancelable with three months prior notice. At September 30, 2007, total future minimum lease payments under these operating leases were as follows:

Year Ended December 31,	Amount
2007	$6,707
Thereafter	-

Rent expense amounted to $22,200 and $22,072 for the three months ended September 30, 2007 and 2006, respectively and amounted to $102,099 and $99,961 for the nine months ended September 30, 2007 and 2006, respectively.

Note 14 - Shareholders’ equity

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

Warrants

In order for the warrants to be accounted for as equity, the warrants must comply with FAS 133 and EITF 00-19. Under the original terms, the Series A and Series B warrant agreements, the warrant holders under certain circumstances, at their option, could elect to receive an amount in cash equal to the fair value of the warrant calculated in accordance with the Black-Scholes formula. Thus, the warrant holders had rights to a cash payment that are not available to other common stockholders, which failed the test in paragraph 27 of EITF 00-19. The failure of this test therefore resulted in classification of the warrants as derivative instrument liabilities, rather than as equity instruments. The Company allocated the proceeds received between the common stock and warrants based upon the fair values on the dates the proceeds were received. The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 75%; risk free interest rate 4.64%; dividend yield of 0% and expected term of 5 years. Net proceeds were allocated as the follows:

Warrants	$1,110,236
Common stock	6,030,602
Total Net Proceeds	$7,140,838

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date was recorded as a gain or loss on derivative instruments.

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

During the third quarter of 2007, a total of 492,340 warrants exercised at $3.58 and 384,645 warrants exercised at $4.88 for a total of 876,985 shares of common stock. The Company received a total of $3,639,645 from various warrant holders.

On February 1, 2007, CFPG issued 50,000 warrants to Hayden Communication, the Company’s investor relations consultant, as part of its compensation. These warrants meet the conditions for equity classification pursuant to FAS 133 and EITF 00-19. Therefore, the warrants were classified as equity and accounted as compensation expenses. The warrants vest one year from the grant date. The Company used the Black Sholes model to value the options at the time they were issued, based on the exercise price of $4.25 and expiration dates of the instruments and using a risk-free rate of 4.84% and the volatility at 50% that was estimated by analyzing the trading history of the Company’s stock. At that market price, the 50,000 warrants had a fair value of approximately $94,274. The service that the investor relation consultant provides started from the second quarter of 2007; the related compensation expense is recognized on a straight-line basis over the total service period. The compensation expense for the three months and nine months ended September 30, 2007 are $94,274 and $94,274, respectively.

As of September 30, 2007, the Company has warrants as following:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2005	-	-	$-	-
Granted	1,169,306	1,169,306	$4.08	5.00
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
Outstanding, December 31, 2006	1,169,306	1,169,306	$4.08	4.58
Granted	50,000	-	$4.25	-
Forfeited	-	-	$-	-
Exercised	(1,030,813)	(1,030,813)	$4.02	-
Outstanding, September 30, 2007	188,493	138,493	$4.45	3.58

Note 15 - Options issued to employees

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

The Company’s stock was not traded when the options were granted. Therefore, the Company had to estimate the market value of its shares. There was no significant change in the business between July and October 2006, therefore, the company used the fair value from the October 27 transaction (discussed in Note 14) of $2.26 and took a discount of 30%, to estimate a market price of $1.58. At that market price, the 750,000 employee options had a fair value of approximately $834,000. Because 50% of the options vested immediately, the related compensation expense was recognized as the options vest, rather than on a straight-line basis over the total vesting period, as the amount recognized at any point in time must be at least equal to the portion vested. The expense recognized for the three months and nine months ended September 30, 2007 was $34,000 and $146,000, respectively.

On April 20, 2007, CFPG issued 9,500 options to the Company’s four independent directors as part of their compensation. The options will vest immediately after one year from the issuance date. The fair value of these warrants was determined at $19,428 using the Black Sholes model with the following assumptions: volatility 45%; risk free interest rate 4.57%; dividend yield of 0% and expected term of 5 years. Options were vested immediately at exercise price of $4.51 per share which was the close price of the Company’s stock on April 19, 2007. Because the service that independent directors provide started from the second quarter of 2007 and will last for one year, the related compensation expense was recognized on a straight-line basis over the total service period. The compensation expense for the three months and nine months ended September 30, 2007 are $9,714 and $9,714, respectively.

On July 1, 2007, CFPG issued 20,000 options to Mr. Yuan Xiaoyuan, who joined the Company as Chief Accounting Officer on the same day. The options will vest evenly each quarter over the following four years, starting from the third quarter of 2007. The Company used the Black Sholes model to value the options at the time they were issued, based on the exercise price of $6.70, which was the close price of the Company’s stock on June 30, 2007 and expiration dates of the instruments and using a risk-free rate of 4.84% and the volatility of 40% that was estimated by analyzing the trading history of the Company’s stock. At that market price, the 20,000 employee options had a fair value of $57,178. Because the options vested each quarter over the following four years, the related compensation expense is recognized on a straight-line basis over the total vesting period. The expense recognized for the three months and nine months ended September 30, 2007 are $3,574 and $3,574, respectively.

As of September 30, 2007, the Company has stock options as following:

		Weighted
	Options	Average Exercise	Aggregate Intrinsic
	Outstanding	Price	Value
Outstanding, December 31, 2005	-	$-
Granted	750,000	$1.25	247,500
Forfeited	-	$-	-
Exercised	-	$-	-
Outstanding, December 31, 2006	750,000	$1.25	2,250,000
Granted	29,500	$5.99	-
Forfeited	-	$-	-
Exercised	-	$-	-
Outstanding, September 30, 2007	779,500	$1.43	8,356,380

Following is a summary of the status of options outstanding at September 30, 2007:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life
750,000	1.25	3.75	562,500	1.25	3.75
9,500	4.51	4.58	-	4.51	4.58
20,000	6.70	4.75	1,250	6.70	4.75

Note 16 - Restructuring of subsidiaries

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

Note 17 - Subsequent event

In October 2007, the Company issued 107,695 shares of common stock for warrants exercised.

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

Overview

We are engaged in the design, development, manufacturing, and sale of fire protection products and services for large industrial consumers in China. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is the first in China to leverage high technology for fire protection and safety to clients such as iron and steel companies, power plants, petrochemical plants, as well as, special purpose construction in China.

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

On February 9, 2007, Unipro changed its name to China Fire & Security Group, Inc. (CFSG) and started trading on OTC Bulletin Board under its new ticker symbol CFSG. On July 16, 2007, China Fire & Security Group, Inc. began trading on Nasdaq Capital Market and retained the ticker symbol CFSG.

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

By the end of third quarter 2007, Sureland operates more than 30 sales and liaison offices in China.

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

Three Months Financial Results

Comparison of the Three Months Ended September 30, 2007 and 2006:

	Three months ended September 30,
	2007	2006
Revenues	$11,596,970	$8,042,200
Cost of revenues	4,729,538	4,218,005
Gross Profits	6,867,432	3,824,195
Operating expenses	2,769,996	2,663,346
Income From Operations	4,097,436	1,160,849
Other income(expense)	294,599	352,857
Income Before Income Taxes	4,392,035	1,513,706
Income taxes	-	(17,619)
Net profit (Loss)	4,392,035	1,531,325
Foreign exchange adjustment	540,152	210,268
Comprehensive income	4,932,187	1,741,593
weighted average number of shares-basic	27,026,221	24,000,000
weighted average number of shares-diluted	27,825,442	24,000,000
earning per share-basic	0.16	0.06
earning per share-diluted	0.16	0.06

Total revenues were approximately $11.6 million for the three months ended September 30, 2007 as compared to approximately $8.0 million for the three months ended September 30, 2006, which represent an increase of approximately $3.6 million or 44.2 percent. This increase was mainly attributable to an increase in our product sales and the execution of contracts at a bigger value in the period. During the period, the Company performed 104 total solution and product sales contracts as compared to 120 contracts for the three months ended September 30, 2006. The revenues from total solution contracts increased by 7.8 percent to $6.1 million, compared to $5.7 million for the same period of last year; while the revenues from product sales increased by 133.1 percent to $5.2 million, compared to $2.2 million in the same period of last year. In particular, the three largest customers were Maanshan Iron and Steel Group, Sichuan Dongfang Electronic Equipment and PetroChina, who collectively contributed approximately $4.9 million of the revenues, representing 43.0 percent of our total revenues for this period.

Cost of revenues for the three months ended September 30, 2007 was approximately $4.7 million or 40.8 percent of revenues, as compared to $4.2 million or 52.4 percent of revenue for the three months ended September 30, 2006. Gross margin during this period was 59.2 percent, which is higher than the gross margin of 47.6 percent for the same period of 2006. The increase in the gross margin was mainly attributable to a higher percentage of revenue contribution from the sales of the Company’s proprietary products which enjoy higher margins.

Operating expense were approximately $2.8 million for the three months ended September 30, 2007, as compared to approximately $2.7 million for the three months ended September 30, 2006, which represent an increase of approximately $0.1 million or 4.0 percent. During this period, the Company increased its expenditures in sales-related activities and raised the compensation for the management to be in line with other US public companies. This increase is also attributable to the increased expenses related to being listed as a public company in the United States.

Operating income was approximately $4.1 million for the three months ended September 30, 2007 as compared to approximately $1.2 million for the three months ended September 30, 2006, representing a 253.0 percent increase. The improvement in operating income was mainly attributable to the increase in revenue and gross margin and the efficient cost control.

Total other income was approximately $0.3 million for the three months ended September 30, 2007 as compared to approximately $0.4 million for the three months ended September 30, 2006.

Our net income was approximately $4.4 million for the three months ended September 30, 2007 as compared to approximately $1.5 million net income for the three months ended September 30, 2006, which represent an increase of $2.9 million or 186.8 percent. This was attributable to the fact that the net income as a % of sales for this period was 37.9 percent, which was higher than the net income as a % of sales of 19.0 percent for the same period of 2006. The higher net income as a % of sales was mainly attributable to the higher gross margin that the Company enjoyed and the lower operating expenses as a result of our successful cost control in the period.

Currency translation adjustments resulting from RMB appreciation process amounted to $540,152 and $210,268 for the three months ended September 30, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at September 30, 2007 were translated at 7.50 RMB to 1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended September 30, 2007, and 2006 were 7.57 RMB and 7.98 RMB, respectively.

The comprehensive income, which adds the currency adjustment to the net income, were approximately $4.9 million for the three months ended September 30, 2007 as compared to approximately $1.7 million comprehensive income for the three months ended September 30, 2006, which represent an increase of $ 3.2 million or 183.2 percent.

Nine Months Financial Results

Comparison of the Nine Months Ended September 30, 2007 and 2006

	Nine months ended September 30,
	2007	2006
Revenues	$32,643,617	$23,068,283
Cost of revenues	14,450,765	10,943,005
Gross Profits	18,192,852	12,125,278
Operating expenses	7,294,318	5,278,138
Income From Operations	10,898,534	6,847,140
Other income(expense)	1,866,141	541,402
Income Before Income Taxes	12,764,675	7,388,542
Income taxes	-	39,181
Net profit (Loss)	12,764,675	7,349,361
Foreign exchange adjustment	1,350,486	330,945
Comprehensive income	14,115,161	7,680,306
weighted average number of shares-basic	26,649,859	24,000,000
weighted average number of shares-diluted	27,436,695	24,000,000
earning per share-basic	0.48	0.31
earning per share-diluted	0.47	0.31

Total revenues were approximately $32.6 million for the nine months ended September 30, 2007 as compared to approximately $23.1 million for the nine months ended September 30, 2006, which represent an increase of approximately $9.6 million or 41.5 percent. This increase was mainly attributable to the further penetration of the Company’s customer base in the iron and steel, power, and petrochemical industries and the execution of more contracts in the period. During the period, the Company performed 186 total solution and product sales contracts as compared to 181 contracts for the nine months ended September 30, 2006. The three largest customers were Maanshan Iron and Steel, Sichuan Dongfang Electronic Equipment, and Jiuquan Iron and Steel, who collectively contributed approximately $12.3 million of the revenues, representing 37.7 percent of our total revenues for this period.

Cost of revenues for the nine months ended September 30, 2007 was approximately $14.5 million or 44.3 percent of revenues, as compared to $10.9 million or 47.4 percent of revenues for the nine months ended September 30, 2006. Gross margin during this period was 55.7 percent, which is higher than the gross margin of 52.6 percent for the same period of 2006. The increase in the gross margin was mainly attributable to a higher percentage of revenue contribution from the sales of the Company’s proprietary products which enjoy higher margins.

Operating expenses were approximately $7.3 million for the nine months ended September 30, 2007 as compared to approximately $5.3 million for the nine months ended September 30, 2006, which represent an increase of approximately $2.0 million or 38.2 percent. During the period, the Company increased expenditures in sales-related activities and raised the compensation for the management to be in line with other US public companies. This increase is also attributable to the increased expenses related to being listed as a public company in the United States.

Operating income was approximately $10.9 million for the nine months ended September 30, 2007 as compared to approximately $6.8 million for the nine months ended September 30, 2006, which represent an increase of $4.1 million or 59.2 percent. The increase was mainly due to the increase in our revenues and higher gross margin in this period even though we had a significant increase in our operating expenses related to being a public company and related to increasing our sales activities.

Total other income was approximately $1.9 million for the nine months ended September 30, 2007 as compared to approximately $0.5 million for the nine months ended September 30, 2006. This increase in total other income is primarily due to the increase from the change in fair value of derivative. On May 3, 2007, the Company and warrant holders agreed to make an amendment to the Securities Purchase Agreement. As a result, we will not have the entry of “Change in fair value of derivative” on the income statements for the third quarter of 2007 and onwards.

Our net income was approximately $12.8 million for the nine months ended September 30, 2007 as compared to approximately $7.3 million net income for the nine months ended September 30, 2006, which represent an increase of 5.4 million or 73.7 percent. Net income margin for the nine months ended September 30, 2007 was 39.1 percent, which is higher than the net income as a % of sales of 31.9 percent for the same period of 2006. The reason for the increase in the net income was mainly due to the increase in the revenues and operating margin and the non-cash credit of $1.2 million related to the change in fair value of derivative instruments. Excluding the one-time credit of approximately $1.2 million from the change in fair value of derivatives, our pro forma net income is $11.6 million for the nine months ended September 30, 2007.

Currency translation adjustments resulting from RMB appreciation process amounted to $1,350,486 and $330,945 as of the nine months ended September 30, 2007 and 2006, respectively.

The comprehensive income, which adds the currency adjustment to the net income, were approximately $14.1 million for the nine months ended September 30, 2007 as compared to approximately $7.7 million comprehensive income for the nine months ended September 30, 2006, which represent an increase of $6.4 million or 83.8 percent.

Liquidity and Capital Resources

As of September 30, 2007, we had working capital of $35.1 million including cash and cash equivalents of $13.0 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2007	2006

Net cash provided by (used in) operating activities	$3,236,930	$8,368,333
Net cash used in investing activities	(3,484,254)	(731,523)
Net cash provided by (used in) financing activities	3,387,848	(7,927,645)
Effect of foreign currency translation on cash and cash equivalents	412,282	108,216
Net cash flow	$3,552,806	$(182,619)

Operating Activities

Net cash provided by operating activities was approximately $3.2 million for the nine months ended September 30, 2007 as compared to approximately $8.4 million net cash provided by operating activities for the same period in 2006. Net cash provided by operating activities in the nine months ended September 30, 2007 was mainly due to net income of $12.8 million, a $2.1 million increase in customer deposits, a $0.6 million increase in accrued liabilities and a $0.6 million increase in account payable offset by a $3.4 million increase in account receivable, a $2.1 million increase in costs and estimated earnings in excess of billings, a $4.7 million decrease in billings in excess of costs and estimated earnings and a $1.1 million increase in prepayments and deferred expenses. The increase of a $2.1 million in costs and estimated earnings in excess of billings is mainly due to the increased number of projects where we have billed the customers more than we have recognized revenues for these projects, while the decrease of a $4.7 million in billings in excess of costs and estimated earnings is mainly due to the decreased number of projects where we have billed the customers less than we have recognized revenues for these projects.

On a quarterly basis, the operating cash flow for the third quarter of 2007 is approximately positive $3.3 million as compared to approximately positive $0.2 million for the second quarter of 2007, which is the result of better management of our working capital during the period.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2007 was $3.5 million, which is an increase of $2.8 million from net cash used in investing activities of $0.7 million in the same period of 2006. Net cash used in investing activities was mainly attributable to a $1.0 million used to purchase equipment, a $2.3 million used to purchase building, a $0.6 million used to purchase intangible asset, and $1.0 million used to invest in King Galaxy Investment Limited offset by a $0.5 million proceeds from the sale of investment in Tianjin Fire Safety Equipment Co. Ltd. and a $1.1 million proceeds from the restructure in Beijing Zhong Xiao.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2007 totaled $3.4 million as compared to $7.9 million used in financing activities in the same period of 2006. The increase of the cash provided by financing activities was attributable to a $0.8 million decrease in restricted cash, which represents the cash required to be deposited in the bank to guarantee the execution of signed contracts, and a $1.4 million payment from Beijing Zhong Xiao to clear the balance between Beijing Hua An and Beijing Zhong Xiao, and a $3.6 million proceeds from the issuance of common stock for the exercise of warrants offset by a $2.4 million payment to Beijing Zhong Xiao to clear the balance between our Company and Beijing Zhong Xiao.

As a result of the total cash activities, net cash increased $3.6 million from December 31, 2006 to September 30, 2007.  We believe that our currently available working capital of $35.1 million including cash and cash equivalents of $13.0 million should be adequate to sustain our operations at our current level and our anticipated expansion through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Controls and Procedures.

a)   Evaluation of Disclosure Controls. Brian Lin, our Chief Executive Officer and Robert Yuan, our Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2007 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Mr. Lin and Mr. Yuan concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on November 13, 2007.

CHINA FIRE & SECURITY GROUP, INC.

By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer, Principal Accounting Officer