Form 10KSB
period 2007-12-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2008-03-28
CIK 1271940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ______________

Commission file number:

CHINA FIRE & SECURITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	04-3253298
(State of incorporation)	(I.R.S. Employer Identification No.)

B-2508 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China
(Address of principal executive offices)

(86-10) 8441 7400
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.001 Par Value	The Nasdaq Capital Market, LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

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
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $46.8 million

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the close price of such common equity as of March 13, 2008 was $208.6 million

As of March 13, 2007, the Registrant had 27,556,893 shares of common stock outstanding.

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

We market our industrial fire safety products and systems primarily to major companies in the iron and steel, power and petrochemical industries in China. We are further developing our business in the nuclear power plants and the transportation, including subways and highway tunnels. We plan to expand our marketing efforts to secure business in these industries.

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

We operate sales and liaison offices in more than 30 cities in China.

We have been ranked as the leading Chinese industrial fire safety company two times by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Our key products include linear heat detectors and water mist extinguishers. Our products have been used by our customers in more than 20 provinces throughout China.

Our Industry

The Industrial Fire Safety Industry

The fire safety industry can be generally divided into three major segments: residential, commercial and industrial. The industrial fire safety business requires more technical expertise than the residential or commercial fire safety businesses due to the rugged and hazardous conditions of the industrial environment. Designers must consider myriad and complex technologies, safety factors, as well as, unique fire hazard risks associated with various areas of production. Designers must also contend with adverse environmental problems such as humidity, dust and electro-magnetic interference to develop solutions to analyze and mitigate the spread of fire and chain reactions which are more likely to occur in the automated industrial production environment.

Along with China’s modernization drive, its economy has witnessed significant growth in the past three decades, which brought about a rapid growth in its manufacturing capacity. Moreover, due to its investment environment and cheap labor, China has attracted many manufacturers from the developed countries. The increasing industrial capacity of China has caused, and is anticipated to cause, a high level of demand for industrial fire safety products and services. According to a study published by China’s Building Mechanical & Electrical Engineering Magazine, China’s total revenues from industrial fire safety products and services in 2006 was approximately $1 billion and the annual growth rate for the next five years is expected to be more than 11%.

The Chinese government began to attach increasing importance to industrial fire safety in the 1990’s due to the increased loss of lives and properties as a result of fires. The government enacted various laws and issued regulations on fire safety of which the most important include the Fire Safety Law of 1998 and the Safe Production Law of 2002. These laws, while expressing the government’s increased emphasis on fire safety, can be vague and are not themselves responsible for the increase in demand. More important to the demand for products and services are fire codes for various industrial sectors. In April 2007, China’s Ministry of Construction published a fire code named “Code of Design on Fire Protection and Prevention for Iron and Steel Metallurgy Enterprises”, which became effective on January 1st, 2008. This fire code is applicable to all new build-out of plants, expansion and renovation of existing facilities in any iron and steel company.

The products used by the fire safety industry have historically been foreign products, which have been superior in technology and quality. In recent years, Chinese products have improved in terms of technology and quality and are being increasingly accepted. The price of Chinese products has also become a competitive advantage.

The industry for the design and installation of fire safety systems is fragmented with no dominant players. We believe that there is an opportunity for consolidation and expansion so that major players can emerge.

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

•
We have penetrated the iron and steel, power and petrochemical markets. Our customers consist of leading companies in those industries, including Anshan Steel, Wuhan Steel, PetroChina, Sinopec, and China Changjiang SanXia (“Three-Gorges Project”), and "Huaneng Power."

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

Our Products and Services

Our major customers are in the iron and steel (approximately 64% of revenues), power (approximately 23%) and petrochemical (approximately 6%) industries. Our revenues are mainly from three sources: Total Solutions, Product Sales, and Maintenance Services. In 2007, revenues from the total solutions accounted for 74% of total revenues and the sale of products integrated by us accounted for 23% of total revenues, while maintenance services accounted for 3% of total revenues.

 Total Solutions

We design and install fire protection systems which are provided as total solutions for our clients. A fire protection system consists of three major components: fire detection, fire alarm control, and sprinkler systems. In most cases, we design and install all three components, but in other cases, only one or two components. The price of systems varies with the size and complexity of the installation, ranging from $10,000 to $32 million. In 2007, we designed and installed more than 76 systems. The design and installation of a system can take one month to three years. About 6% of the systems take less than one year to complete, while 94% of the systems require more than one year. Revenues from systems typically can be broken down as follows: 50-65% from products manufactured by us; 25-40% from products manufactured by third parties; and about 10% from services (the design and installation). The price of our own products incorporated into the systems we design and install is similar to that sold directly to our customers. The markup for third party products is approximately 20-30%.

 We have long-term relationships with most of our customers. Our main customers for systems, based on sales revenue and the percentage that each contributed to our 2007 revenues were as follows (the amounts and percentages include sales of our products as part of the systems):

Name	Industry	Amount of Sales ($1,000)	Percentage of Total System Sales
Maanshan Iron & Steel	Iron and Steel	9,215	26.0%
Ningbo Iron & Steel	Iron and Steel	2,506	7.1%
Jiuquan Iron & Steel	Iron and Steel	2,062	5.8%
Benxi Iron & Steel	Iron and Steel	1,935	5.5%
Huarun Hunan Power	Power	1,525	4.3%
Total			48.6%

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

We have established quality assurance systems throughout the company and achieved ISO9001:2000 certification since 2001. ISO9001:2000 refers to a quality management system which demonstrates the company’s ability to consistently provide product that meets customer and applicable regulatory requirements and aims to enhance customer satisfaction. We believe that these certifications are recognitions of our commitment to and efforts in implementing and maintaining a quality management system in the design, manufacturing and sales of our fire safety products.

The tables below list our top five Products Sales customers as of December 31, 2007. The amounts and percentages do not include sales of our products as part of systems:

Major Customers of Our Fire Safety Products

Name	Industry	Sales in USD ($1,000)	Percentage of Total Product Sales
Sichuan Dongfang Electronic Equipment	Power	3,347	32.3%
Xian System Sensor Electronics	OEM	1,564	15.1%
Petrochina	Petrochemical	1,066	10.3%
Shenzhen Dapeng LNG Company	Petrochemical	849	8.2%
Huadian International Shandong Company	Power	298	2.9%
Total			68.7%

Our Intellectual Property

We have developed our own technologies for our products and services. We own 52 patents and have 23 pending applications in China and internationally. These patents are related to fire detecting, system control, and fire extinguishing technologies as shown below.

Product	Patents Issued	Patents Pending
Linear detectors	32	19
Infrared flame detector	1
Water/mist nozzles	15	3
Remote system control device		1
Fire alarm control device	1
Foam fire extinguishing device	2
Others	1
Total	52	23

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

We currently own three internet domain names “www.sureland.com.cn”, “www.sureland.com.” and “www.chinafiresecurity.com.”

 Our Research and Development Efforts

We currently have approximately 38 members on our R&D team. Most of our R&D staff have been working in the field of fire safety products for more than five years. Research and development costs were $672,379 and $1,258,172 during the year ended December 31, 2007 and 2006, respectively.

Our R&D activities involve improving existing products, developing new products, designing better and more efficient fire safety systems, and developing new applications for such products and systems. Currently, we are developing new technologies for detecting gases and for extinguishing fire with inert gas. We plan to conduct R&D to develop fire prevention material and paints in the future. Our R&D activities also involve further developing and improving our core manufacturing technologies so that we can expand our product lines and reduce overall costs. We have entered into joint research and development agreements with some universities whereby we have exclusive ownership to any technology developed. These efforts have led to the successful development of numerous peripheral products for our fire safety systems. For example, we have enhanced our network based fire protection system monitoring software through a joint development program between the Company and Wuhan Iron and Steel University. To enhance our R&D capability, we completed the construction of a new R&D center in 2006 which consists of a new 1,800 square meter building with new R&D equipment. The total spending for the construction and equipment was around $1 million. More funds will be allocated for purchasing additional equipment. The center is devoted to our research and development efforts and for the formation from these developments of integrated manufacturing practice and processes. The center will be a base for training research and technical personnel and for developing additional proprietary technologies.

Our R&D team has developed new fire extinguishing products including form-based fire extinguishing system, gas-based fire extinguishing products and systems including IG541, CO2, HFC227ea.

Our Marketing Efforts

Currently, we have established our position as the leading Chinese supplier of fire safety products and services for the iron and steel, power, and petrochemical industries. We have installed 70% of the large systems in the steel industry. Our business plan is to maintain our lead and expand our market share in the iron and steel, power and petrochemical markets, while targeting several new market segments we believe offer growth opportunities for us, including transportation (highways, subways and railways) and nuclear energy. We designed and installed a fire safety system for China’s Nuclear Energy Institute and we have installed fire safety systems for the warehouses of distilleries and cigarette factories.

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

Our linear heat detectors have received the UL certification. We have entered into an agreement with Xian System Sensor Electronics Co., Ltd., a China subsidiary of Honeywell, for OEM manufacturing of linear heat detectors for Honeywell. We have also signed an OEM agreement with another multinational company under confidential terms.

We are actively expanding our marketing network into other parts of China. We have established sales offices and liaison offices in more than 30 locations. We project that we will double the number of sales and liaison offices in three years mainly through internal growth.

Our sales team has approximately 90 members. To expand distribution channels and increase our market share, we regularly attend industrial exhibitions organized by local and national industrial associations. We run advertisements in major industry journals, magazines and catalogues. We also run advertisements on industry websites including www.china-fire.com and www.fire.hc360.com.

Material and Parts Supply

We only manufacture products that provide high margins while, in our service business, subcontracting those products with low margins. Given the importance to our business of key materials and parts, their purchasing and management are key activities for us. We carefully manage our purchasing efforts and have established company policies involving materials and parts procurement. The cost of materials for our own products is around 80-90% of the total production cost.

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

Major Suppliers

The tables below list our top five suppliers as of December 31, 2007

Major Suppliers of Materials and Parts for Our Own Products

Item	Suppliers	Amount Purchased in 2007 ($1,000)	Percentage of Total Purchase for Our Own Products
Stainless steel pipe and brass bar	Beijing Kehai Wanda	245	11.4%
Sprinklers and valves	Jiaozuo Longjiang Precision Casting	176	8.2%
Cabinets	Hebei Qingxian Fangzheng	155	7.2%
Accessories	Sanhe Hangjian Machining Plant	147	6.8%
Circuit board and electronic components	Beijing Hong’er Da Technology Ltd.	136	6.3%
Total			39.8%

Major Suppliers for Third Party Products of Our Fire Safety Systems

Item	Suppliers	Amount Purchased in 2007 ($1,000 )	Percentage of Total Purchase for Third Party Products
Gas Fire-extinguishing Equipments, Sprinklers, Valves	Sichuan Sentian Fire Protection Equipment Company Ltd.	800	7.2%

Fire Fighting Vehicles	Shenyang Jietong Fire Fighting Vehicles Company Ltd.	740	6.6%

Steel Pipes	Nanchang Nanyu Building Supply	617	5.5%

Gas Fire-extinguishing Equipments, Sprinklers, Valves	Tianjin Fire Safety Equipment Company Ltd.	583	5.2%

Fire Detecting Devices	Xi’an System Sensor Electronics	544	4.9%
Total			29.5%

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

Our market share for the linear heat detector segment is approximately 30% which is larger than that for either Kidde or ProtectoWire. We do not compete in the alarm control or the fire extinguishing segments because these products tend to have lower margins. We only manufacture alarm control and fire extinguishing products for use in the systems we design and install for our customers. Our effective market share for alarm control and fire extinguishing products is less than 10%. Foreign products are usually priced higher than Chinese made products mainly due to their higher labor cost abroad and greater name recognition because these products have been sold in China for a long time. However, we have managed to increase our market share to approximately 30% of the linear heat detector sector segment mainly due to our improved and advance technologies, a broader range of products and our expertise and knowledge of the industry in China. Moreover, our position on the standard setting bodies has provided us with an additional competitive advantage. All our products meet or exceed the China standard.

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

Competitor	Market Focus
Nanjing Fire Safety Products Co.	Residential, Commercial and industrial

Shanghai Beian Fire Safety Engineering	Commercial and industrial

Minimax	Industrial

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

We plan to acquire other industrial fire safety companies in order to expand our product base and increase our revenue stream. Moreover, we anticipate these potential acquisitions will broaden our customer base. Due to their disadvantage in labor costs and the requirement of Chinese certificates, foreign competitors do not engage in system integration.

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

Our Employees

As of December 31, 2007, we employed 448 full-time employees. Approximately 14% of the employees are management personnel, 8% are R&D staff members and 19% are sales staff members. Approximately 76.1% of our employees hold college degrees or above.

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

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurances. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurances for all of our employees. The expense related to the social insurance was approximately $258,136 for the fiscal year 2007. In the event that any current employee, or former employee, files a complaint with the Chinese government, not only will we be required to purchase insurance for such employee, we may be subject to administrative fines. We believe that such fines, if imposed, are immaterial.

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

The price increase of raw materials such as copper and steel could increase the cost of our products and reduce our profit margin. Copper is the major material for our linear heat detectors and stainless steel is the major materials for our fire extinguishing nozzles. In the last two years, the prices of copper and steel have fluctuated substantially as have other raw materials due to the increasing demand in China resulting from the rapid economic development. Although we have managed to minimize the impact of such fluctuation in the past by passing the cost increase on to our customers, there is no assurance that we will be able to do so in the future. If the price for copper and steel increases more significantly and we could not increase our selling price, our profit margin could decrease considerably.

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

Our strategic alliances may not achieve their objectives. Currently, we have agreements with two multinational companies to supply our linear heat detectors. We are negotiating with another company to enter into a similar agreement. The strategic alliances are intended to enhance or complement our technology or work in conjunction with our technology, increase our manufacturing capacity, provide additional components or materials, and develop, introduce and distribute products using our technology and know-how. If these alliances do not achieve their objectives or parties to our strategic alliances do not perform as contemplated, our growth may be adversely affected.

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

We receive a significant portion of our revenues from a small number of customers. Our business will be harmed if our customers reduce their orders from us. A significant amount of our revenues are derived from only a small number of customers mainly in the iron and steel, power and petrochemical industries. Although no customer individually accounted for more than 20% of our revenues for the fiscal year ended December 31, 2007 in the aggregate, our five largest customers in total solutions and products businesses accounted for approximately 49% and 66% of our revenues from these segments in fiscal 2007, respectively and 38% and 50% of our revenues in fiscal year 2006 respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. If we lose any customers and are unable to replace them with other customers that purchase a similar amount of our products and services, our revenues and net income would decline considerably.

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

Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management. Our future success is heavily dependent upon the continued service of our key executives, particularly Brian Lin, our Chief Executive Officer, and Tieying Guo, our President of Sureland, and Gangjin Li, our Chairman of the Board, and Wei Zhang, our Vice President of Technology of Sureland. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement with us. We also rely on a number of key technology staff for the operation of our Company. Given the competitive nature of our industry, the risk of key technology staff leaving our Company is high and could disrupt our operations.

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

Gross margins could be lower in new industrial sectors. We enjoy relatively high margins in our main markets including iron and steel, power generation and petrochemical. As we start bidding for projects in new industrial sectors including subways, highway tunnels, and nuclear plants, we might not be able to sell our products at the gross margins that we enjoy in our main markets. Our overall gross margin could be adversely affected.

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

Cessation of the income tax reduction and exemption for our subsidiaries may have an adverse impact on our net profits. From January 1, 2008, under Chinese new income tax law, a company would ordinarily be subject to the PRC income tax rates of 25%. However, the law also provides tax exemption or reduction for high-tech businesses and foreign invested enterprises (“FIE”). As a result, some of our subsidiaries are currently enjoying a tax reduction of and/or exemption from state and local income tax. For details, please see the income taxes section of “Management Discussion and Analysis.” If the Chinese government could change its tax law, our revenues and profit could suffer.

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

Foreign Investment Policy Change. On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25 percent and abolishes the favorable policy for foreign invested enterprises. After January 1, 2008, newly established foreign invested enterprises will not enjoy favorable tax treatment permitted under prior tax laws. Some of our subsidiaries are benefiting from the preferred tax rates for foreign companies and will follow the new tax rate when their respective term of preferred tax rates expires. Our net income margin will be affected by the new law.

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

Risks Related to the Market for Our Stock

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, our operating subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States. We conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely within the United States.

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

We will incur increased costs as a result of changes in laws and regulations relating to corporate governance matters. As a public reporting company, we will need to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations adopted by the SEC and by The NASDAQ Capital Market, including expanded disclosures, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. Additionally, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

We may not be able to achieve and maintain an effective system of internal control over financial reporting, a failure which may prevent us from accurately reporting our financial results or detecting and preventing fraud. We will be subject to reporting obligations under the U.S. securities law. Beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm will attest to and report on the effectiveness of our internal control over financial reporting on Form 10-KSB for the fiscal year ending December 31, 2008 and onwards. Our management may conclude that our internal controls over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

Certain stockholders can exert control over the Company and may not make decisions that further the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) together will own an aggregate of approximately 70.7% of our outstanding Common Stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

ITEM 2.	DESCRIPTION OF PROPERTY

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are generally granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently own land use rights to approximately 23,700 square meters of land consisting of R&D center, manufacturing facilities, employee quarters, warehouses and office buildings in Beijing, China. We currently own office space of more than 900 square meters in Beijing, China, where our corporate headquarter is located.

The main equipment and machinery of our business include line detector manufacturing assembly lines, foam and gas based fire extinguishing equipment assembly lines, machine tools for metal parts, and equipments for electronics products, etc.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. We plan to purchase additional equipment this year to increase capacity.

ITEM 3.	LEGAL PROCEEDINGS

In 2007, we filed two lawsuits against two different companies for the infringement of our intellectual properties. These two cases were eventually settled in our favor. Therefore, there was no loss incurred. In 2007, we were not sued by any other parties.

In March of 2008, we filed two lawsuits against two other companies for the infringement of our intellectual properties. These two cases were still pending. We expect these two cases will be settled in our favor.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Price Information

Our common stock has been quoted on The NASDAQ Capital Market under the symbol “CFSG” since July 16, 2007. The following table provides the high and low sales prices for our common stock as reported for the periods indicated.

Year ending December 31, 2008	High	Low
First Quarter (as of March 13)	$13.00	$3.55

Year ending December 31, 2007	High	Low
First Quarter	$5.50	$3.10
Second Quarter	$7.05	$4.25
Third Quarter	$12.43	$6.02
Fourth Quarter	$18.10	$10.56

Year ending December 31, 2006	High	Low
Fourth Quarter (started trading on October 27)	$5.00	$2.75

On March 13, 2008, the last reported sale price of our common stock on the NASDAQ Capital Market was $7.57 per share.

Shareholders

As of March 13, 2008, we had outstanding 27,556,893 shares of common stock, held by approximately 1500 stockholders of record and beneficially.

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

None

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 10 of this report.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements for the twelve months ended December 31, 2007 and 2006, and their respectively related notes included in this information statement.

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

By December 31, 2007, Sureland operates more than 30 sales and liaison offices in China.

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

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of AICPA Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1")

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

3.	Revenue from the rendering of Maintenance Services is recognized when such services are provided.

4.	Dividend income is recognized when the shareholders’ right to receive payment has been established.

5.	Provision is made for foreseeable losses as soon as they are anticipated by management.

6.
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

Results of Operations

Comparison of the Years Ended on December 31, 2007 and 2006:

	Years Ended December 31
	2007	2006
Revenues	$46,753,837	32,455,036
Cost of revenues	21,090,854	16,226,307
Gross profits	25,662,983	16,228,729
Operating expenses	10,776,553	8,250,285
Income from operations	14,886,430	7,978,444
Other income (expense)	714,496	643,978
Change in fair value of derivative instruments	1,205,791	(1,570,575)
Income Before Income Taxes and Minority Interest	16,806,717	7,051,847
Income taxes	5,081	82,206
Net profit (loss)	16,801,636	6,969,641
Foreign exchange adjustment	2,502,595	581,932
Comprehensive income	19,304,231	7,551,573
Weighted average number of shares-basic	26,873,742	24,340,196
Weighted average number of shares-diluted	27,721,171	24,539,414
Earning per share-basic	0.63	0.29
Earning per share-diluted	0.61	0.28

Total revenues were approximately $46.8 million for the year ended December 31, 2007 as compared to approximately $32.5 million for the year ended December 31, 2006, an increase of approximately $14.3 million or 44.1 percent. This increase was mainly attributable to the further penetration of the Company’s customer base in the iron and steel, power generation, petrochemical and other industries and the execution of more contracts in the period. During year ended December 31, 2007, the Company fulfilled 274 total solution and product sales contracts as compared to 221 contracts for the year ended December 31, 2006. The three largest customers were Maanshan Iron and Steel, Sichuan Dongfang Electronic Equipment, and Ningbo Jianlong Iron and Steel who collectively contributed approximately $15.1 million of revenue, representing 32.2 percent of our total revenue for this period.

Cost of revenues for the year ended December 31, 2007 was approximately $21.1 million or 45.1 percent of revenues, as compared to $16.2 million or 50.0 percent of revenues for the year ended December 31, 2006. Gross margin for the year ended December 31, 2007 was 54.9 percent, which is higher than the gross margin of 50.0 percent for the same period of 2006. The increase in gross margin was mainly due to the use of a higher percentage of the Company’s proprietary products that tend to contribute higher margins and the higher selling price of some of the Company’s proprietary products in 2007.

Operating expenses were approximately $10.8 million for the year ended December 31, 2007 as compared to approximately $8.3 million for the year ended December 31, 2006, an increase of approximately $2.5 million or 30.6 percent. Excluding the one-time charge of $0.4 million for reverse merger and the one-time non-cash charge of $0.6 million for the management option expenses in 2006, the operating expenses in 2007 would increase $3.5 million or 48.6 percent compared to the same period of 2006. In 2007, the Company increased expenditures in sales and marketing activities, both in our current industrial sectors and new industrial sectors. The company also increased expenses due to the increased number from employees from 320 in 2006 to 448 in 2007. To be in line with other US public companies, the Company also raised the compensation for corporate executives. There are also increased expenses related to being listed as a public company in the United States.

Operating income was approximately $14.9 million for the year ended December 31, 2007 as compared to approximately $8.0 million for the year ended December 31, 2006, an increase of $6.9 million or 86.8 percent. Excluding the one-time charge of $0.4 million for reverse merger and the one-time non-cash charge of $0.6 million for the management option expenses in 2006, the increase in operating income would be $5.9 million or 84.3 percent for 2007 as compared to the same period of 2006. The increase was mainly due to the increase in our revenues and higher gross margin in this period.

Total other income was approximately $1.9 million for the year ended December 31, 2007 as compared to a loss of approximately $0.9 million for the year ended December 31, 2006. In 2006, the Company issued warrants that permitted the holder under certain circumstances to redeem the warrants for cash. Therefore, the Company had to record the fair value of the warrants as a derivative liability on the date of grant and then record a gain or loss each subsequent reporting period for the change in fair value of the warrants. In 2006, the change in fair value of the warrants from the date of issue through year end resulted in a loss of $1.6 million. On May 3, 2007, the Company restructured the warrants so that they were no longer redeemable for cash. Therefore, the warrants were no longer subject to derivative accounting, and the Company reclassified the warrants to equity at the fair value on the date of the restructuring. The change in fair value between December 31, 2006 and the date of restructuring resulted in a gain of $1.2 million. Excluding this factor, our total other income stayed almost the same.

Our net income was approximately $16.8 million for the year ended December 31, 2007 as compared to approximately $7.0 million net income for the year ended December 31, 2006, an increase of 9.8 million or 138.3 percent. Excluding the one-time charge of $0.4 million for reverse merger, the one-time non-cash charge of $0.6 million for the management option expenses and the $1.6 million charge for the change in fair value of derivative in the year 2006, and the $1.2 million gain for the change in fair value of derivative in the year 2007, our non-GAAP net income was $15.6 million for the year ended December 31, 2007 as compared to approximately $9.5 million for the same period in 2006, an increase of $6.1 million or 64.2 percent. The reason for the increase in the net income was mainly due to the increase in revenues and gross margin.

Currency translation adjustments resulting from RMB appreciation process amounted to $2,502,595 and $581,932 for the years ended December 31, 2007 and 2006, respectively.

The comprehensive income, which adds the currency adjustment to the net income, were approximately $19.3 million for the year ended December 31, 2007 as compared to approximately $7.6 million comprehensive income for the year ended December 31, 2006, an increase of $11.8 million or 155.6 percent.

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $40.8 million including cash and cash equivalents of $17.1 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Years Ended December 31
	2007	2006
Net cash provided by operating activities	$9,773,114	$8,935,061
Net cash used in investing activities	(3,929,978)	(10,949,752)
Net cash provided by financing activities	1,051,952	8,935,521
Effect of foreign currency translation on cash and cash equivalents	789,270	147,862
Net cash flow	$7,684,358	$7,068,692

Operating Activities

Net cash provided by operating activities was approximately $9.8 million for the year ended December 31, 2007 as compared to approximately $8.9 million net cash provided by operating activities for the same period in 2006. Net cash provided by operating activities in the year ended December 31, 2007 was mainly due to net income of $16.8 million, $1.8 million increase in customer deposits, $2.2 million increase in accrued liabilities offset by $3.2 million increase in account receivable, $2.3 million increase in notes receivable, $3.3 million increase in costs and estimated earnings in excess of billings, $4.4 million decrease in billings in excess of costs and estimated earnings. The increase of $3.3 million in costs and estimated earnings in excess of billings is mainly due to the increased number of projects where we have billed the customers more than we have recognized revenues for these projects, while the decrease of $4.4 million in billings in excess of costs and estimated earnings is mainly due to the decreased number of projects where we have billed the customers less than we have recognized revenues for these projects.

 Investing Activities

Net cash used in investing activities in the year ended December 31, 2007 was $3.9 million, which is a decrease of $7.0 million from net cash used in investing activities of $10.9 million in the same period of 2006. Net cash used in investing activities was mainly attributable to $3.8 million used to purchase building and equipment, $0.6 million used to purchase intangible asset, and $1.0 million used to invest in King Galaxy Investment Limited offset by $0.5 million proceeds from the sale of investment in Tianjin Fire Safety Equipment Co. Ltd. and $1.1 million proceeds from the restructure in Beijing Zhong Xiao.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2007 totaled $1.1 million as compared to $8.9 million used in financing activities in the same period of 2006. The increase of the cash provided by financing activities was attributable to the proceeds of $4.2 million from issuance of common stock and the proceeds of $1.4 million from the sale of Beijing Zhong Xiao, offset by $2.0 million increase in restricted cash, which represents the cash required to be deposited in the bank to guarantee the execution of signed contracts, and the payment of $2.5 million to Beijing Zhong Xiao to clear the balance between our Company and Beijing Zhong Xiao.

As a result of the total cash activities, net cash increased $7.7 million from December 31, 2006 to December 31, 2007.  We believe that our currently available working capital of $40.8 million including cash and cash equivalents of $17.1 million should be adequate to sustain our operations at our current level and our anticipated expansion through at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

ITEM 7.	FINANCIAL STATEMENTS

Our consolidated financial statements and related notes are contained on pages F-1 to F-30 of this report.

ITEM 8.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation of an external internal control consultant and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

The Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, management concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were satisfactory subject to the following:

●
Inadequate US GAAP expertise - The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate

Remediation Initiative

We have recently expanded our internal accounting staff, including hiring a Chief Accounting Officer, and intend to continue this effort in the future. In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff.

The Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on that evaluation, management concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were satisfactory subject to the following:

●
Lack of internal audit function - Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of internal audit function are yet to be developed.

Remediation Initiative

We have committed to set up the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before end of 2007. With an internal audit manager on board now, we will increase our efforts in hiring the qualified resources through the assistance from recruitment agents and referral from employees. We also plan to enhance the training of our internal audit team in order to increase the effectiveness of its internal audit function.

Despite of the deficiencies reported above, the Company's management believes that consolidated financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, during the year ended December 31, 2007, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTER, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

We have provided below certain information about our executive officers and directors. Our directors serve for a term of one year or until their successors are duly elected and qualify. Our executive officers serve at the pleasure of our board of directors and have no fixed term of office.

Name	Age	Position
Gangjin Li	46	Chairman of the Board
Brian Lin	43	Director and Chief Executive Officer
Tieying Guo	50	Director and President, Sureland Industrial Fire Safety Limited
Qihong Wu	75	Director
Guoyou Zhang	58	Director
Yushen Liu	64	Director
Gene Michael Bennett	60	Director

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

Mr. Brian Lin, Director and Chief Executive Officer. Mr. Lin has served as a director since October, 2006 and as our Chief Executive Officer and Principle Accounting Officer since October 2006. Mr. Lin served as Vice President of Sureland since January 2006. Mr. Lin is an early stage investor and co-founder of Sureland and has been providing strategic guidance to Sureland since its inception. Prior to joining the company, from 2001 to 2005, Mr. Lin served as CEO of Beijing Linkhead Technologies, a company that he co-founded in 1994 and was sold to PacificNet Inc. (Nasdaq “PACT”) in December 2003. Prior to Linkhead, Mr. Lin was Director of R&D, Value-added Services Division of UTStarcom (Nasdaq “UTSI”) and held various management and technical positions with Nortel Networks, Motorola and Tandem Telecom in the US. Mr. Lin received a bachelor’s degree in electrical engineering from Huazhong University of Science and Technology and a Master’s degree in Electrical Engineering from University of Toronto, Canada in 1989.

Ms. Tieying Guo, Director and President, Sureland. Ms. Guo has served as a director since April 2007 and served as President of Sureland since July 2006. Ms. Guo has over twenty years experience in China’s fire protection industry where she worked for the Ministry of Public Security. Prior to joining Sureland, from January 2004 to July 2006, Ms. Guo was Executive Vice President of China Fire Safety Enterprise Group, a fire protection equipment and engineering company in China and has been listed in Hong Kong Stock Exchange since 2002. Ms. Guo provided key strategic guidance in all the M&A activities for China Fire Safety Enterprise Group in China. From 2000 to 2004, Ms. Guo held management positions with China Huandao Group, the largest state-owned group which owned almost all the largest state-owned fire protection companies in China.

Mr. Qihong Wu, Director. Mr. Wu has served as a director since October 2006. Mr. Wu served as a director of Sureland from April 2002 to September 2006. From 1993 to present, Mr. Wu has served as a committee member of China Fire Prevention Association, and vice chairman of Asia-Australian Fire Hazard Science and Technology Club. Mr. Wu was the Chief Engineer of the Fire Prevention Bureau of the Ministry of Public Security and a supervisor at the Academic Committee of China Fire Prevention Association. Mr. Wu Qi Hong graduated from Tongji University in 1955 with a bachelor’s degree.

Mr. Guoyou Zhang, Director. Mr. Zhang has served as a director since April 2007. Mr. Zhang is currently the Vice President of Beijing University and the director of the Institute of International Business Management, Beijing University. Professor Zhang has extensive experience in teaching economics and business management and has written and/or edited many published articles and books over the past 20 years. Mr. Zhang has been teaching in Beijing University since 1976. Mr. Zhang received his Ph.D. degree in Economics from Beijing University in 1991.

Mr. Yushen Liu, Director, Mr. Liu has served as a director since April 2007. Mr. Liu is currently the Chairman of Fire Expert Committee of PetroChina and is a National Safe Production Expert recognized by the State Department. He has authored 3 national standards and drafted and reviewed various chapters of China Fire Codes. Mr. Liu is a renowned technical expert in PetroChina's Safe Production Standards Committee and has helped extinguishing more than 3000 fires, 400 of them were classified as sever fire hazards. Mr. Liu has spent over 40 years experience in Petrochemical fire protection industry and was the Fire Chief of Daqing Oil Stock Company, a subsidiary of PetroChina. Mr. Liu received Bachelor's degree in Fire Protection Engineering from Chinese People's Armed Police Forces Academy in 1988.

Mr. Gene Michael Bennett, Director. Mr.Bennett has served as a director since April 2007. Mr.Bennett was the CFO of Asian Financial, Inc. where he was responsible for the Company's overall financial planning and controls, Chinese and U.S. GAAP compliant financial reporting, SEC filings and investor relations. Prior to Aisan Finance, Mr. Bennett was a Partner of Nexis Investment Consulting Corporation in Beijing which helps bringing China-based companies up to US standard in various areas including corporate governance, internal control, and accounting transparency. Mr. Bennett was the partner of ProCFO, a California based firm providing contract CFO services for high tech firms in the US. Mr. Bennett also has taught accounting and auditing at California State University- Fullerton and Chapman University in Orange, California and served as CFO of Argonaut Computers and National Automobile Club respectively. Mr. Bennett received a bachelor's degree in accounting and an MBA degree both from Michigan State University, and was a CPA licensed in Colorado. Mr. Bennett is now no longer in public practice.

Board Composition and Committees

Our Board has seven (7) members, of which four (4) are independent directors. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee has been established as a separately-designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. Gene Bennett, who meets the definition of an “audit committee financial expert” under SEC rules and whom the Board has determined to be “independent”.

Audit Committee. The Audit Committee is currently comprised of Mr. Gene Bennett, Mr. Qihong Wu and Mr. Guoyou Zhang with Mr. Gene Bennett as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the NASDAQ listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm. The Audit Committee has the authority to review and approve transactions between the Company and its directors, officers and affiliates.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Mr. Yushen Liu, Mr. Qihong Wu and Mr. Guoyou Zhang, with Mr. Guoyou Zhang as the chairman, all of whom are “independent” directors.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for preparing the list of candidates to fill the expiring terms of directors on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The nominees are then submitted for election at the annual meeting of stockholders. The committee also submits to the entire Board of Directors, a list of candidates to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending candidates for the Board of Directors, the committee keeps in mind the functions of this body. The committee considers various criteria, including the ability of the individual to meet SEC and NASDAQ “independence” requirements, general business experience, general financial experience, knowledge of the company’s industry (including past industry experience), education, and demonstrated character and judgment. The committee will consider director candidates recommended by a stockholder if the stockholder mails timely notice to the secretary of the Company at its principal offices, which notice includes (i) the name, age and business address of such nominee, (ii) the principal occupation of such nominee, (iii) a brief statement as to such nominee’s qualifications, (iv) a statement that such nominee consents to his or her nomination and will serve as a director if elected, (v) whether such nominee meets the definition of an “independent” director under the SEC rules and under NASDAQ listing standards and (vi) the name, address, class and number of shares of company stock held by the nominating stockholder. Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Mr. Guoyou Zhang, Mr. Yushen Liu, and Mr. Qihong Wu, with Qihong Wu as the Chairman.

The Board had nine meetings during last fiscal year. All members attended at least 75% of the meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Three directors, Mr. Gene Bennett, Mr. Guoyou Zhang and Mr. Yushen Liu, who joined our board in April of 2007, did not file the required reports in a timely manner. .

Code of Ethics

We have adopted a Code of Ethics (as defined in Item 406 of Regulation S-B) that applies to our principal executive, financial and accounting officers. China Fire & Security Group, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Mr. Brian Lin, Chief Executive Officer, B-2508 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China.

ITEM 10.	EXECUTIVE COMPENSATION .

The following tables set forth the compensation paid by us to our chief executive officer and to all other executive officers of CFPG for services rendered during the fiscal years ended December 31, 2007 and December 31, 2006. Gangjin Li was appointed as Chairman of the Board and Brian Lin as Chief Executive Officer on October 27, 2006. The compensation amounts paid to Mr. Li, Mr Lin and Ms. Guo reflect compensation paid to them by the operating subsidiaries of China Fire Protection Group Ltd. and its subsidiaries during the reported periods.

Summary Compensation Table

Management’s Compensation

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Brian Lin, CEO	2007	120,000			31,275				151,275
	2006	12,000			128,800				140,800

Gangjin Li, Chairman	2007	65,800			62,550				128,350
	2006	12,000			257,600				269,600

Tieying Guo, President of Sureland	2007	71,000			4,170				75,170
	2006	5,250			17,173				22,423

Retirement, Post-Termination and Change in Control Descriptions

The Company currently does not have retirement, post-termination and change in control arrangements for its officers.

Employment Agreements

We have entered into employment agreements at market rates as determined by the board of directors and confidentiality agreements with officers in 2007.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for our named executive officers outstanding as of December 31, 2007.
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Brian Lin	121,875	28,125		1.25	June 30, 2016
Gangjin Li	243,750	56,250		1.25	June 30, 2016
Tieying Guo	16,250	3,750		1.25	June 30, 2016

Description of Equity Compensation Plans Approved By Shareholders

 On January 30, 2008, the Company’s 2008 Omnibus Long-term Incentive Plan was adopted and approved by shareholders. Pursuant to the 2008 Omnibus Long-term Incentive Plan, we reserved 2,000,000 shares of our common stock for issuance.

2008 Omnibus Long-term Incentive Plan allows our Board of Directors, or Compensation Committee, to award stock and stock options from time to time to our employees, officers, directors and consultants. Vesting provisions are determined by our Board of Directors, or Compensation Committee, at the time options are granted. Options may be exercisable by the payment of cash or by other means as authorized by the committee or our board of directors.

In June, 2004, a registration statement covering the issuance of shares under the 2003 Stock Plan was declared effective by the Securities and Exchange Commission. The 2003 Stock Option Plan was terminated.

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

Director Compensation

The following table provides information concerning compensation paid by us to our directors during the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gene Bennett	20,000		5,368				25,368
Qihong Wu	6,900		3,068				9,968
Yushen Liu	6,900		3,068				9,968
Guoyou Zhang	6,900		3,068				9,968

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, including 27,556,893 shares of Common Stock, 55,000 warrants, and 450,125 stock options that are exercisable by the management team within 60 days from March 13, 2007:

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of Common Stock;

•	each of our directors, executive officers and nominees to become directors; and

•	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Owner		Percent of Class
common	Li Brothers Holding Inc. (1)	12,768,000		45.0%
common	Vyle Investment Inc. (2)	2,622,000		9.2%
common	China Honor Investment Limited (3)	2,667,600		9.4%
common	Worldtime Investment Advisors Limited (4)	1,976,400		7.0%
common	Gangjin Li	13,049,250	(5)	46.0%
common	Brian Lin	927,225	(6)	3.3%
common	Tieying Guo	18,750	(7)	0.1%
common	Gene Michael Bennett	3,500	(8)	0.0%
common	Qihong Wu	2,000	(9)	0.0%
common	Yushen Liu	2,000	(10)	0.0%
common	Guoyou Zhang	2,000	(11)	0.0%
common	Directors and executive officers as a group (7 persons)	14,004,725	(12)	49.3%

*	The address for the officers and directors is B-2508 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China and Telephone (86-10) 8441 7400.

(1)
Li Brothers Holding Inc. is a BVI company. Mr. Gangjin Li is the sole director of Li Brothers Holding Inc. with 100% of voting power and owns 50% of economic interest. Mr. Weigang Li, the brother of Mr. Gangjin Li and Vice President of Sureland Industrial, owns 50% of economic interest of Li Brothers Holding Inc.

(2)
Vyle Investment Inc. is a BVI company. Mr. Brian Lin is a director of Vyle Investment Inc. with 100% of voting power and 30% ownership. Ms. Hui Bai, a distant relative, but not immediate family member of Brian Lin, has 70% ownership.

(3)	China Honor Investment Limited is a BVI company of which Mr. Ang Li, the son of Mr. Gangjin Li, has 100% ownership.

(4)
Worldtime Investment Advisors Limited is a BVI company of which Ms. Huiwen Liu, sister-in-law of Mr. Brian Lin, is the sole director with 100% of voting power, but without economic interest. Mr. Zengliang Feng owns 100% of economic interest.

(5)	Represents the number of shares of Common Stock plus options to purchase 281,250 shares of Common Stock that is exercisable within 60 days from March 13, 2008.

(6)	Represents the number of shares of Common Stock plus options to purchase 140,625 shares of Common Stock that is exercisable within 60 days from March 13, 2008.

(7)	Represents the number of options to purchase 18,750 shares of Common Stock that is exercisable within 60 days from March 13, 2008.

(8)	Represents the number of options to purchase 3,500 shares of Common Stock that is exercisable within 60 days from March 13, 2008.

(9)	Represents the number of options to purchase 2,000 shares of Common Stock that is exercisable within 60 days from March 13, 2008.

(10)	Represents the number of options to purchase 2,000 shares of Common Stock that is exercisable within 60 days from March 13, 2008.

(11)	Represents the number of options to purchase 2,000 shares of Common Stock that is exercisable within 60 days from March 13, 2008.

(12)	Represents the number of shares of Common Stock plus options to purchase 450,125 shares of Common Stock that is exercisable within 60 days from March 13, 2008.

Equity Compensation Plan Information

On January 30, 2008, the Company’s 2008 Omnibus Long-term Incentive Plan was adopted and approved by shareholders. Pursuant to the 2008 Omnibus Long-term Incentive Plan, we reserved 2,000,000 shares of our common stock for issuance.

2008 Omnibus Long-term Incentive Plan allows our Board of Directors, or Compensation Committee, to award stock and stock options from time to time to our employees, officers, directors and consultants. Vesting provisions are determined by our Board of Directors, or Compensation Committee, at the time options are granted. Options may be exercisable by the payment of cash or by other means as authorized by the committee or our board of directors.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In July 2007, the Company’s Board of Directors approved an investment of $1,000,000 for a 5% interest in King Galaxy Investments Limited. King Galaxy through its wholly owned subsidiary, China Alliance Security Holdings Company Limited, owns 100% of Wan Sent (China) Technology Co., Ltd. Ms. Tieying Guo, Director of the Company and President of Sureland, and her husband, Mr. Wei Jing, are the major shareholders of King Galaxy Investments Limited. Ms. Tieying Guo abstained from the voting on the approval of the transaction.

PART IV

ITEM 13.	EXHIBITS

The exhibits to this Annual Report on Form 10-KSB are listed in the Exhibit Index contained at the end of this report. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore Stephens Wurth Frazer and Torbet, LLP has audited our financial statements annually since the 2004 fiscal year. All of the services described below were approved by our audit committee or board, when the audit committee have not been established, prior to performance. The audit committee or board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees

The aggregate fees for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP in connection with its audit of our annual consolidated financial statements in our Form 10-KSB and the review of our quarterly consolidated financial statements included in our Forms 10-QSB for the fiscal years ended December 31, 2006 and 2007 totaled approximately $180,000 and $245,000, respectively.

Audit-Related Fees

No fees were paid by us for assurance and related services rendered by Moore Stephens Wurth Frazer and Torbet, LLP in connection with its audit and review of our financial statements for the fiscal years ended December 31, 2006 and 2007.

Tax Fees

$5,000 were paid by us for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and no fee were paid for the fiscal years ended December 31, 2006.

All Other Fees

No fees were paid by us for other services rendered by Moore Stephens Wurth Frazer and Torbet, LLP for the fiscal years ended December 31, 2006 and 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on March 28, 2008.

CHINA FIRE & SECURITY GROUP, INC.

By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities indicated as of March 28, 2007.

Signature	Title

/s/ Gangjin Li	Chairman of the Board
Gangjin Li

/s/ Brian Lin	Director and Chief Executive Officer
Brian Lin

/s/ Tieying Guo	Director and President of Sureland Industrial Fire Safety Limited
Tieying Guo

/s/ Qihong Wu	Director
Qihong Wu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Fire & Security Group, Inc. and subsidiaries
(Formerly Known As Unipro Financial Services, Inc.)

We have audited the accompanying consolidated balance sheets of China Fire & Security Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. China Fire & Security Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Fire & Security Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 24, 2008

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$17,110,449	$9,426,091
Restricted cash	3,829,927	1,622,833
Accounts receivable, net of allowance for doubtful accounts of $2,483,359 and
$1,252,947 as of December 31, 2007 and December 31, 2006, respectively	16,525,161	13,211,721
Notes receivable	3,315,811	903,425
Other receivables	748,195	875,119
Inventories	4,048,283	4,190,830
Costs and estimated earnings in excess of billings	13,068,036	9,020,122
Employee advances	1,307,433	1,641,138
Employee advances - officers and directors	18,682	7,422
Prepayments and deferred expenses	2,218,391	2,396,571
Total current assets	62,190,368	43,295,272

PLANT AND EQUIPMENT, net	6,568,250	3,529,808

OTHER ASSETS:
Accounts receivable - retentions	193,029	383,375
Deferred expenses - non current	21,234	40,830
Advances on building and equipment purchases	366,317	-
Investment in joint ventures	1,156,294	501,288
Intangible assets, net of accumulated amortization	1,150,935	558,255
Total other assets	2,887,809	1,483,748

Total assets	$71,646,427	$48,308,828

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,327,182	$6,117,733
Customer deposits	4,757,179	2,713,451
Billings in excess of costs and estimated earnings	4,882,217	8,867,624
Other payables	168,868	438,957
Accrued liabilities	4,214,530	1,891,628
Taxes payable	1,088,335	619,949
Total current liabilities	21,438,311	20,649,342

FAIR VALUE OF DERIVATIVE INSTRUMENTS	-	2,680,811

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized,
27,556,893 shares and 26,461,678 issued and outstanding
as of December 31, 2007 and December 31, 2006, respectively	27,556	26,462
Additional paid-in-capital	19,317,287	13,393,171
Statutory reserves	5,067,061	3,728,127
Retained earnings	22,228,095	6,765,393
Accumulated other comprehensive income	3,568,117	1,065,522
Total shareholders' equity	50,208,116	24,978,675

Total liabilities and shareholders' equity	$71,646,427	$48,308,828

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES
System contracting projects	$34,581,376	$24,008,170
Products	10,592,683	7,701,986
Maintenance services	1,579,778	744,880
Total revenues	46,753,837	32,455,036

COST OF REVENUES
System contracting projects	16,158,844	12,893,082
Products	4,329,067	3,272,438
Maintenance services	602,943	60,787
Total cost of revenues	21,090,854	16,226,307

GROSS PROFIT	25,662,983	16,228,729

OPERATING EXPENSE
Selling and marketing	3,907,067	2,827,838
General and administrative	5,661,356	3,665,776
Depreciation and amortization	535,751	498,499
Research and development	672,379	1,258,172
Total operating expense	10,776,553	8,250,285

INCOME FROM OPERATIONS	14,886,430	7,978,444

OTHER INCOME (EXPENSE)
Other income	581,192	738,680
Other expense	(14,932)	(43,323)
Interest income	148,236	28,038
Interest expense	-	(79,417)
Change in fair value of derivative instruments	1,205,791	(1,570,575)
Total other income (expense)	1,920,287	(926,597)

INCOME BEFORE PROVISION FOR INCOME TAXES	16,806,717	7,051,847

PROVISION FOR INCOME TAXES	5,081	82,206

NET INCOME	16,801,636	6,969,641

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,502,595	581,932

COMPREHENSIVE INCOME	$19,304,231	$7,551,573

BASIC EARNINGS PER SHARE
Weighted average number of shares	26,873,742	24,340,196
Earnings per share	$0.63	$0.29

DILUTED EARNINGS PER SHARE
Weighted average number of shares	27,721,171	24,539,414
Earnings per share	$0.61	$0.28

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Retained Earnings		Owner	Accumulated other
	Shares	Par value	paid-in- capital	Statutory reserves	Unrestricted	contribution receivable	comprehensive income	Totals

BALANCE, December 31, 2005	24,000,000	$24,000	$6,056,058	$3,458,325	$65,554	$(10,087,527)	$483,590	$-

Net income					6,969,641			6,969,641
Collection of contribution receivable			4,973			10,087,527		10,092,500
Cash proceeds from investment in
Sureland Equipment Co., Ltd			660,000					660,000
Issuance of common stock	2,461,678	2,462	6,028,140					6,030,602
Options issued to employees			644,000					644,000
Adjustment to statutory reserves				572,302	(572,302)			-
Foreign currency translation adjustment							581,932	581,932

BALANCE, December 31, 2006	26,461,678	$26,462	$13,393,171	$4,030,627	$6,462,893	$-	$1,065,522	$24,978,675

Net income					16,801,636			16,801,636
Warrants reclassified from liabilities			1,475,020					1,475,020
Issuance of common stock	984,680	983	4,164,214					4,165,197
Warrants exercised	110,535	111	(111)					-
Warrants issued for services			94,274					94,274
Options issued to employees			190,719					190,719
Adjustment on registered capital				(605,000)	605,000			-
Adjustment on statutory reserves				1,641,434	(1,641,434)			-
Foreign currency translation adjustment							2,502,595	2,502,595

BALANCE, December 31, 2007	27,556,893	$27,556	$19,317,287	$5,067,061	$22,228,095	$-	$3,568,117	$50,208,116

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,801,636	$6,969,641
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	555,604	526,240
Amortization of land use rights	13,674	13,041
Amortization of technology rights	40,583	-
Provision for doubtful accounts	1,111,051	691,242
Loss on disposal of equipment	17,715	23,635
Compensation expense for options issued to employees	190,719	644,000
Issuance of warrants for services	94,274	-
Change in fair value of derivative instruments	(1,205,791)	1,570,575
Change in operating assets and liabilities:
Accounts receivable	(3,206,458)	(6,222,846)
Notes receivable	(2,256,606)	377,087
Other receivables	182,485	69,393
Inventories	416,317	(1,664,322)
Costs and estimated earnings in excess of billings	(3,286,191)	(3,125,106)
Employee advances	429,908	(265,506)
Employee advances from officers and directors	(10,319)	(7,422)
Prepayments and deferred expenses	334,603	(621,609)
Accounts payable	(117,311)	2,015,302
Customer deposits	1,781,869	928,949
Billings in excess of costs and estimated earnings	(4,418,793)	5,635,038
Other payables	(287,672)	(100,911)
Accrued liabilities	2,168,961	1,483,068
Taxes payable	422,856	(4,428)
Net cash provided by operating activities	9,773,114	8,935,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building and equipment	(3,419,056)	(583,208)
Advances on building and equipment purchases	(351,809)	-
Purchase of intangible assets	(613,582)	-
Proceeds from sale of equipment	20,820	22,979
Proceeds from sale of investment in Tianjin Fire Safety Equipment Co. Ltd.	514,856	-
Proceeds from sale of Beijing Zhong Xiao Fire Safety Technology Co., Ltd	1,068,897	-
Acquisition of Sureland Industrial assets	-	(10,087,527)
Payments for investment in Tianjin Fire Safety Equipment Co., Ltd.	-	(301,996)
Payments for investment in King Galaxy Investments Limited	(1,000,000)	-
Technology Co., Ltd.	(150,104)	-
Net cash used in investing activities	(3,929,978)	(10,949,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(2,011,480)	(35,017)
Dividend distributions to original shareholders and minority interest shareholders	-	(8,886,800)
Proceeds from note payables	-	2,496,000
Payments on notes payables	-	(2,532,000)
Proceeds from increase in paid-in capital	-	660,000
Proceeds from original shareholders	-	10,092,500
Payments to Beijing Zhong Xiao Fire Safety Technology Co., Ltd	(2,466,395)	-
Proceeds from Beijing Zhong Xiao Fire Safety Technology Co., Ltd	1,364,630	-
Proceeds from issuance of common stock	4,165,197	7,140,838
Net cash provided by financing activities	1,051,952	8,935,521

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	789,270	147,862

INCREASE IN CASH	7,684,358	7,068,692

CASH, beginning of year	9,426,091	2,357,399

CASH, end of year	$17,110,449	$9,426,091

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS UNIPRO FINANCIAL SERVICE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

See report of independent registered public accounting firm.

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

Translation adjustments amounted to $3,568,117 and $1,065,522 as of December 31, 2007 and 2006, respectively. Asset and liability accounts at December 31, 2007 were translated at 7.29 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the years ended December 31, 2007 and 2006 were 7.59 RMB and 7.96 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense amount to $555,604 and $526,240 for the years ended December 31, 2007 and 2006, respectively.

See report of independent registered public accounting firm.

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

Long-term assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

	December 31, 2007	December 31, 2006
Buildings and improvements	$5,077,373	$2,393,171
Transportation equipment	1,985,701	1,678,678
Machinery	970,500	579,708
Office equipment	1,047,350	968,213
Furniture	35,972	33,637
Totals	9,116,896	5,653,407
Less accumulated depreciation	2,548,646	2,123,599
Totals	$6,568,250	$3,529,808

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at December 31, 2007 and 2006, amounted to $20,940,016 and $11,037,830, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company has one major customer which represents approximately 20% of the Company’s sales for the year ended December 31, 2007. The Company has two major customers which represents approximately 15% of the Company’s sales for the year ended December 31, 2006.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates at its market value.

See report of independent registered public accounting firm.

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts are $3,829,927 and $1,622,833 as of December 31, 2007 and 2006, respectively.

	December 31, 2007	December 31, 2006
Restricted Cash
Products sales	$102,355	$1,210,727
System contracting projects	3,727,572	412,106
Total Restricted Cash	$3,829,927	$1,622,833

Inventories

Inventories are stated at the lower of cost or market, using weighted average method. Inventories consisted of the followings at:

	December 31, 2007	December 31, 2006
Raw materials	$310,255	$150,546
Finished goods	2,617,638	3,770,626
Work in progress	1,120,390	269,658
Total	$4,048,283	$4,190,830

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in project contracts. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of December 31, 2007 and 2006 the Company determined no reserves are necessary.

Accounts receivable

Accounts receivable represents amounts due from customers for products sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt.

Accounts receivable consists of the following:

	December 31, 2007	December 31, 2006
Accounts receivable:
Products sales	$10,296,762	$6,482,241
Maintenance services	670,357	781,902
System contracting projects	8,234,430	7,583,900
Total accounts receivable	19,201,549	14,848,043
Allowance for bad debts	(2,483,359)	(1,252,947)
Accounts receivable, net	16,718,190	13,595,096
Accounts receivable - non-current retentions	(193,029)	(383,375)
Accounts receivable - current	$16,525,161	$13,211,721

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

	December 31, 2007	December 31, 2006
Contracts costs incurred plus recognized
profits less recognized losses to date	$50,877,880	$25,378,764
Less progress billings	37,809,844	16,358,642
Costs and estimated earnings in excess of billings	$13,068,036	$9,020,122

See report of independent registered public accounting firm.

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

	December 31, 2007	December 31, 2006
Progress billings	$15,713,786	$23,129,942
Contracts costs incurred plus recognized
profits estimated less recognized losses	10,831,569	14,262,318
Billings in excess of costs and estimated earnings	$4,882,217	$8,867,624

At December 31, 2007 and 2006, retentions held by customers of system contracting projects included in the Company’s accounts receivable as following:

	December 31, 2007	December 31, 2006
Retentions
Current	$2,829,250	$2,135,753

Non-current	193,029	383,375
Total retentions	$3,022,279	$2,519,128

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

Warranties

Generally, our products are not covered by specific warranty terms. However, our policy is to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship is rare. Therefore, at December 31, 2007 and 2006, we made no provision for warranty claims for our products. We continuously evaluate our potential warranty obligation. We will record the expenses related to the warranty obligation when the estimated amount become material at the time revenue is recorded.

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

Intangible assets

Land use rights - All land in the People’s Republic of China is owned by the government. However, the government grants the user “land use rights”. The Company acquired land use rights in 2001 for a total amount of $635,757. The land use rights expire in 2051. The costs of these rights are being amortized over fifty years using the straight-line method. As of December 31, 2007 and 2006, accumulated amortization amounted to $137,672 and $115,332, respectively. Amortization expense amounted to $13,674 and $13,041 for the years ended December 31, 2007 and 2006, respectively.

See report of independent registered public accounting firm.

Technology rights - In May 2007, the Company acquired two technology rights to manufacturing fire protection products for $608,745. The costs of these rights are being amortized over ten years using the straight-line method. As of December 31, 2007, accumulated amortization amounted to $40,583. Amortization expense amounted to $40,583 for the year ended December 31, 2007

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007, the Company expects these assets to be fully recoverable.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2007 and 2006.

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

The Company’s operations are subject to income and transaction taxes in the United States and in the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

The Company does not anticipate any events which could cause change to these uncertainties.

The Company is subject to taxation in the U.S. and in the PRC jurisdictions. There are no ongoing examinations by taxing authorities at this time. The years 2005 to 2007 remain subject to examination by the United States tax authorities. The year 2007 remain subject to examination by the PRC tax authorities.

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

VAT on sales and VAT on purchases amounted to $6,279,253 and $4,485,292 for the year ended December 31, 2007, and $2,501,949 and $3,258,567 for the year ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

See report of independent registered public accounting firm.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have impact on our consolidated financial position, liquidity, or results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP EITF 07-3 will be effective for an entity’s financial statements issued for fiscal years beginning after than December 15, 2007. The adoption of FSP EITF 07-3 did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

See report of independent registered public accounting firm.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended December 31, 2007 and 2006:

	2007	2006
Net income for earnings per share	$16,818,248	$6,969,641

Weighted average shares used in basic computation	26,873,742	24,340,196
Diluted effect of stock options and warrants	847,429	199,218
Weighted average shares used in diluted computation	27,721,171	24,539,414

Earnings per share:
Basic	$0.63	$0.29
Diluted	$0.61	$0.28

At December 31, 2006, 1,169,306 warrants were excluded from the calculation because of their antidilutive nature.

At December 31, 2007, all outstanding stock options and warrants were included in the calculation of diluted earnings per share.

Note 4 - Supplemental disclosure of cash flow information

For the years ended December 31, 2007 and 2006, the Company has disclosed cash flow information as following:

	2007	2006
Interest paid	$-	$79,025

Income tax paid	$46,390	$147,822

Non-cash transactions investing and financing activities:
Reclassification of warrants liability to paid-in capital upon modification of warrants agreement	$1,475,020	$-

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $3,315,811 and $903,425 as of December 31, 2007 and 2006, respectively.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them start performing the services. Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $2,218,391 and $2,396,571 as of December 31, 2007 and 2006, respectively.

See report of independent registered public accounting firm.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $152,076 for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC. Investment is recorded under cost method.

During the third quarter of 2007, the Company invested $1,000,000 for a 5% interest in King Galaxy Investments Limited. King Galaxy through its wholly owned subsidiary, China Alliance Security Holdings Company Limited owns 100% of Wan Sent (China) Technology Co., Ltd. (“Wan Sent”), an emerging Chinese fire emergency remote-monitoring system provider based in Beijing, PRC. Ms. Tieying Guo, Director of the Company and President of Sureland Industrial, and her husband, Mr. Wei Jing, are the major shareholders of King Galaxy Investments Limited. Ms. Tieying Guo abstained from the voting on the approval of the transaction. The investment has been recorded under the cost accounting method.

The Company has not consolidated the financial statements of these two joint ventures into its financial statements as the Company does not have the ability to exercise significant influence over the joint venture companies.

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders, maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2007 and 2006, customer deposits amounted to $4,757,179 and $2,713,451, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of balance sheet date for system contracting projects. As of December 31, 2007 and December 31, 2006, accrued liabilities amounted to $4,214,530 and $1,891,628, respectively.

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

On July 19, 2006, Sureland Industrial became a wholly owned subsidiary of the Company, a foreign enterprise, and will start enjoying the exemption from January 1, 2007 to December 31, 2008, and is entitled to a 50% reduction of the special income tax rate of 24%, which is a rate of 12% from January 2009 to December 31, 2011.

On August 4, 2006, Sureland Equipment became a wholly owned subsidiary of the Company, a foreign enterprise, and was granted income tax exemption from April 2006 to December 31, 2007, and is entitled to a 50% reduction of the special income tax rate of 24%, which is a rate of 12% from January 2008 to December 31, 2010.

Beijing Hua An were established and registered in the New Technology Enterprise Development Zone, Beijing, PRC and are subject to the rate of 15% and have been certified by the relevant PRC authorities high technology enterprises. However pursuant to approval documents issued by the relevant tax bureau, Beijing Hua An obtained additional tax benefits. Beijing Hua An is exempt from income taxes from January 2006 to December 31, 2008 and is entitled to a 50% reduction of the special income tax rate of 15% which is a rate of 7.5% from January 2009 to December 31, 2011.

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

See report of independent registered public accounting firm.

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

Sureland Industrial, Sureland Equipment, and Beijing Hua An were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described above with the 50% deduction of the new income tax rate starting from January 1, 2008.

Starting from January 1, 2008, Sureland Industrial, Sureland Equipment, and Tiaoxiao Equipment will be subject to 25% income tax rate according to the newly issued Income Tax Laws of PRC. Beijing Hua An, which registered in the New Technology Enterprise Development Zone, will be subject to 18% income tax rate in 2008, 20% rate in 2009, 22% rate in 2010, 24% rate in 2011 and 25% rate in 2012 and thereafter.

The provision for income taxes for the years ended December 31 consisted of the following:

	2007	2006
Provision for China Income Tax	$4,619	$74,733
Provision for China Local Tax	462	7,473
Total provision for income taxes	$5,081	$82,206

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(33.0)	(32.0)
Total provision for income taxes	-%	1.0%

The estimated tax savings for the years ended December 31, 2007 and 2006 amounted to $5,441,008 and $3,206,276, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the years ended December 31, 2007 and 2006 by $0.20 and $0.13, respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $47,946 for income tax purposes for the year ended December 31, 2007. The net operating loss carry forwards for United States income taxes amounted to $1,004,414 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2005 and continue through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The accumulated valuation allowance as of December 31, 2007 amounted to $341,501. Management will review this valuation allowance periodically and make adjustments as warranted.

Taxes payable

Taxes payable as of December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
VAT taxes payable	$71,367	$47,211
Income taxes payable (refund)	5,915	(13,317)
Sales taxes	979,999	541,486
Other taxes payable	31,054	44,569
Total	$1,088,335	$619,949

See report of independent registered public accounting firm.

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2007 and 2006. The contributions are charged to the income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $158,279 and $37,444 for the years ended December 31, 2007 and 2006, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2007 and 2006,, the Company transferred $1,641,434 and $572,302, respectively. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

On May 17, 2007, the Beijing Shunyi District Business Administration approved the Company to increase registered capital from RMB 50,000,000 to RMB 100,000,000. $605,000 or RMB 5,000,000 was approved by the Beijing Shunyi District Business Administration to be transferred out from this surplus reserve fund as an increase of registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the years ended December 31, 2007 and 2006.

Note 13 - Shareholders’ equity

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

See report of independent registered public accounting firm.

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Cox-Ross-Rubinstein binomial model, at each reporting date was recorded as a gain or loss on derivative instruments.

On April 26, 2007, the Company amended its Series A Warrants and Series B Warrants issued to certain investors on October 27 and December 5, 2006 pursuant to the Securities Purchase Agreement in connection with a private placement (the “Amendment”). The Amendment eliminates the right of the warrant holders to be paid in cash in the event of a merger or other types of reorganization. The warrants no longer need to be accounted for as derivative instrument liabilities.  The fair value of the warrants were transferred to equity on the signing date and no further accounting (i.e., no mark-to-market) is required going forward. As of December 31, 2006, the fair value of the derivative instrument totaled $2,680,811. At April 26, 2007, the Company determined the fair value of the warrants was $1,475,020 using the Cox-Ross-Rubinstein binomial model with the following assumptions: volatility 25%; risk free interest rate 4.59%; dividend yield of 0% and expected term of 4.5 years. A gain of $1,205,791 was recognized in the accompanying income statement based on the decrease in fair value since prior period ended December 31, 2006. On April 26, 2007, the fair value of the warrants was transferred to additional paid-in capital.

In 2007, a total of 492,340 warrants exercised at $3.58 and 492,340 warrants exercised at $4.88 for a total of 984,680 shares of common stock. The Company received a total of $4,165,197 from various warrant holders.

In 2007, a total of 184,626 warrants were converted into 110,535 shares of common stock by the warrants holders using the cashless exercise options.

On February 1, 2007, CFPG issued 50,000 warrants to Hayden Communication, the Company’s investor relations consultant, as part of its compensation. These warrants meet the conditions for equity classification pursuant to FAS 133 and EITF 00-19. Therefore, the warrants were classified as equity and accounted as compensation expenses. The warrants vest one year from the grant date. The Company used the Black Sholes model to value the options at the time they were issued, based on the exercise price of $4.25 and expiration dates of the instruments and using a risk-free rate of 4.84% and the volatility at 50% that was estimated by analyzing the trading history of the Company’s stock. At that market price, the 50,000 warrants had a fair value of approximately $94,274. The service that the investor relation consultant provides started from the second quarter of 2007; the related compensation expense is recognized on a straight-line basis over the total service period. The compensation expense for the year ended December 31, 2007 amounted to $94,274.

The Company’s warrant activity is as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2005	-	-	$-	-
Granted	1,169,306	1,169,306	$4.23	5.00
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
Outstanding, December 31, 2006	1,169,306	1,169,306	$4.23	4.58
Granted	50,000	-	$4.25	-
Forfeited	-	-	$-	-
Exercised	(1,169,306)	(1,169,306)	$4.23	-
Outstanding, December 31, 2007	50,000	-	$4.25	3.08

Note 14 - Options issued to employees

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

The Company’s stock was not traded when the options were granted. Therefore, the Company had to estimate the market value of its shares. There was no significant change in the business between July and October 2006, therefore, the company used the fair value from the October 27 transaction of $2.26 and took a discount of 30%, to estimate a market price of $1.58. At that market price, the 750,000 employee options had a fair value of approximately $834,000. Because 50% of the options vested immediately, the related compensation expense was recognized as the options vest, rather than on a straight-line basis over the total vesting period, as the amount recognized at any point in time must be at least equal to the portion vested. The expense recognized for the year ended December 31, 2007 and 2006 amounted to $169,000 and $644,000, respectively.

See report of independent registered public accounting firm.

On April 20, 2007, CFPG issued 9,500 options to the Company’s four independent directors as part of their compensation. The options will vest immediately after one year from the issuance date. The fair value of these warrants was determined to be $19,428 using the Black Sholes model with the following assumptions: volatility 45%; risk free interest rate 4.57%; dividend yield of 0% and expected term of 5 years. Options were vested immediately at exercise price of $4.51 per share which was the close price of the Company’s stock on April 19, 2007. Because the services that the independent directors are to provide started from the second quarter of 2007 and will last for one year, the related compensation expense is recognized on a straight-line basis over the total service period. The compensation expense for the year ended December 31, 2007 was $14,571.

On July 1, 2007, CFPG issued 20,000 options to Mr. Yuan, Xiaoyuan, who joined the Company as Chief Accounting Officer on the same day. The options will vest evenly each quarter over the following four years, starting from the third quarter of 2007. The Company used the Black Sholes model to value the options at the time they were issued, based on the exercise price of $6.70, which was the close price of the Company’s stock on June 30, 2007 and expiration dates of the instruments and using a risk-free rate of 4.84% and the volatility of 40% that was estimated by analyzing the trading history of the Company’s stock. At that market price, the 20,000 employee options had a fair value of $57,178. Because the options will vest each quarter over the following four years, the related compensation expense is recognized on a straight-line basis over the total vesting period. The expense recognized for the year ended December 31, 2007 was $7,148.

The Company has stock options as following:

		Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Outstanding, December 31, 2005	-	$-
Granted	750,000	$1.25	247,500
Forfeited	-	$-	-
Exercised	-	$-	-
Outstanding, December 31, 2006	750,000	$1.25	2,250,000
Granted	29,500	$5.99	-
Forfeited	-	$-	-
Exercised	-	$-	-
Outstanding, December 31, 2007	779,500	$1.43	8,925,615

Following is a summary of the status of options outstanding at December 31, 2007:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life
750,000	1.25	3.50	562,500	1.25	3.50
9,500	4.51	4.33	-	4.51	4.33
20,000	6.70	4.50	2,500	6.70	4.50

Note 15 - Restructuring of subsidiaries

On April 2, 2007, the Company evaluated the operations of its subsidiary, Beijing Zhong Xiao Fire Safety Technology Co., Ltd. (“Beijing Zhong Xiao”) and noted efficiencies could be obtained by consolidating the operations of Beijing Zhong Xiao into Sureland Equipment.

Beijing Zhong Xiao was a subsidiary of Sureland Industrial established in the PRC as a limited liability company on March 18, 2003. On April 3, 2007, Sureland Industrial signed an agreement to transfer 100% ownership in Beijing Zhong Xiao to Gong Gang Qiang, a Chinese individual, for consideration price equal to the net assets of Beijing Zhong Xiao as of March 31, 2007.

After the restructuring of Beijing Zhong Xiao, the Company still has a significant continuing involvement in the historical operations of the manufacturing of fire safety and protection products through Sureland Equipment, which results in the Company failing the test in paragraph 42 of FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The failure of this test therefore does not require the classification of the disposal of Beijing Zhong Xiao as a discontinued operation.

See report of independent registered public accounting firm.

Note 16 - Subsequent event

On January 30, 2008, the Company’s 2008 Omnibus Long-term Incentive Plan was adopted and approved by shareholders. Pursuant to the 2008 Omnibus Long-term Incentive Plan, the Company reserved 2,000,000 shares of our common stock for issuance.

On March 12, 2008, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company's outstanding common stock.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number
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