Form 10-Q
period 2008-03-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2008-05-15
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Fire & Security Group, Inc.
(Name of small business issuer in its charter)

Florida	65-1193022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B-2508 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China	100027
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (86-10) 8441 7400.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of May 13, 2008, the Registrant had 27,556,893 shares of common stock outstanding.

China Fire & Security Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,111,922	$17,110,449
Restricted cash	4,345,297	3,829,927
Accounts receivable, net of allowance for doubtful accounts of $2,586,606 and $2,483,359 as of March 31, 2008 and December 31, 2007, respectively	16,262,560	16,525,161
Notes receivable	3,867,484	3,315,811
Other receivables	1,218,120	748,195
Inventories	4,291,730	4,048,283
Costs and estimated earnings in excess of billings	20,417,138	13,068,036
Employee advances	526,791	1,307,433
Employee advances - officers and directors	14,654	18,682
Prepayments and deferred expenses	2,805,928	2,218,391
Total current assets	68,861,624	62,190,368

PLANT AND EQUIPMENT, net	6,803,292	6,568,250

OTHER ASSETS:
Accounts receivable - retentions	602,281	193,029
Deferred expenses - non current	32,492	21,234
Advances on building and equipment purchases	297,552	366,317
Investment in joint ventures	1,162,793	1,156,294
Intangible assets, net of accumulated amortization	1,156,237	1,150,935
Total other assets	3,251,355	2,887,809

Total assets	$78,916,271	$71,646,427

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,169,266	$6,327,182
Customer deposits	6,946,981	4,757,179
Billings in excess of costs and estimated earnings	1,555,297	4,882,217
Other payables	552,448	168,868
Accrued liabilities	5,539,274	4,214,530
Taxes payable	1,114,762	1,088,335
Total current liabilities	21,878,028	21,438,311

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized, 27,556,893 shares issued and outstanding as of March 31, 2008and December 31, 2007, respectively	27,556	27,556
Additional paid-in-capital	19,339,718	19,317,287
Statutory reserves	5,067,061	5,067,061
Retained earnings	26,968,875	22,228,095
Accumulated other comprehensive income	5,635,033	3,568,117
Total shareholders' equity	57,038,243	50,208,116

Total liabilities and shareholders' equity	$78,916,271	$71,646,427

The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
REVENUES
System contracting projects	$11,329,380	$7,276,508
Products	2,881,171	2,101,754
Maintenance services	486,075	121,198
Total revenues	14,696,626	9,499,460

COST OF REVENUES
System contracting projects	5,570,210	3,644,668
Products	841,882	828,702
Maintenance services	240,139	10,185
Total cost of revenues	6,652,231	4,483,555

GROSS PROFIT	8,044,395	5,015,905

OPERATING EXPENSE
Selling and marketing	1,162,062	551,410
General and administrative	1,798,710	1,011,044
Depreciation and amortization	167,262	126,483
Research and development	266,649	50,295
Total operating expense	3,394,683	1,739,232

INCOME FROM OPERATIONS	4,649,712	3,276,673

OTHER INCOME (EXPENSE)
Other income, net	96,299	-
Interest income, net	28,360	19,280
Investment Income	15,051	-
Change in fair value of derivative instruments	-	834,163
Total other income	139,710	853,443

INCOME BEFORE PROVISION FOR INCOME TAXES	4,789,422	4,130,116

PROVISION FOR INCOME TAXES	48,642	-

NET INCOME	4,740,780	4,130,116

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	2,066,916	295,559

COMPREHENSIVE INCOME	$6,807,696	$4,425,675

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,556,893	26,461,678
Earnings per share	$0.17	$0.16

DILUTED EARNINGS PER SHARE
Weighted average number of shares	28,153,181	27,001,528
Earnings per share	$0.17	$0.15

The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained Earnings		Accumulated other
	Common Stock		Additional	Statutory		comprehensive
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	Totals

BALANCE, December 31, 2006	26,461,678	$26,462	$13,393,171	$4,030,627	$6,462,893	$1,065,522	$24,978,675

Net income					4,130,116		4,130,116
Options issued to employees			65,000				65,000
Foreign currency translation adjustment						295,559	295,559

BALANCE, March 31, 2007 (Unaudited)	26,461,678	$26,462	$13,458,171	$4,030,627	$10,593,009	$1,361,081	$29,469,350

Net income					12,671,520		12,671,520
Warrants reclassified from liabilities			1,475,020				1,475,020
Issuance of common stock	984,680	983	4,164,214				4,165,197
Warrants exercised	110,535	111	(111)				-
Warrants issued for services			94,274				94,274
Options issued to employees			125,719				125,719
Adjustment to registered capital				(605,000)	605,000		-
Adjustment to statutory reserves				1,641,434	(1,641,434)		-
Foreign currency translation adjustment						2,207,036	2,207,036

BALANCE, December 31, 2007	27,556,893	$27,556	$19,317,287	$5,067,061	$22,228,095	$3,568,117	$50,208,116

Net income					4,740,780		4,740,780
Options issued to employees			22,431				22,431
Foreign currency translation adjustment						2,066,916	2,066,916

BALANCE, March 31, 2008 (Unaudited)	27,556,893	$27,556	$19,339,718	$5,067,061	$26,968,875	$5,635,033	$57,038,243

The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,740,780	$4,130,116
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	169,388	123,134
Amortization of land use rights	3,629	3,349
Amortization of technology rights	15,219	-
Provision for doubtful accounts	428,347	119,382
Gain on disposal of equipment	(31,252)	-
Compensation expense for options issued to employees	22,431	65,000
Change in fair value of derivative instruments	-	(834,163)
Change in operating assets and liabilities:
Accounts receivable	536,779	(1,397,038)
Notes receivable	(405,036)	(71,343)
Other receivables	(429,507)	(543,711)
Inventories	(73,543)	681,373
Costs and estimated earnings in excess of billings	(6,661,383)	(732,119)
Employee advances	817,282	(332,749)
Employee advances from officers and directors	4,703	-
Prepayments and deferred expenses	(494,952)	(467,161)
Accounts payable	(412,039)	(1,020,929)
Accounts payable - related party	-	(322,781)
Customer deposits	1,949,752	2,442,783
Billings in excess of costs and estimated earnings	(3,455,001)	(2,063,070)
Other payables	368,569	227,663
Other payables - related party	-	(50,321)
Accrued liabilities	1,125,132	227,401
Taxes payable	(18,422)	(465,384)
Net cash used in operating activities	(1,799,124)	(280,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of building and equipment	(57,661)	(226,350)
Proceeds from sale of equipment	38,968	-
Net cash used in investing activities	(18,693)	(226,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(348,582)	902,781
Net cash (used in) provided by financing activities	(348,582)	902,781

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	167,872	99,403

(DECREASE) INCREASE IN CASH	(1,998,527)	495,266

CASH, beginning of period	17,110,449	9,426,091

CASH, end of period	$15,111,922	$9,921,357

The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 1 – Background

China Fire & Security Group Inc. (the “Company”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacturing and sales of fire protection products and services for industrial customers in China.

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

For accounting purpose this transaction was treated as a recapitalization of CFPG where CFPG is considered the accounting acquirer. As a result of the reverse acquisition and recapitalization under common control, CFPG’s financial statements are presented as the continuing accounting entity. Thus, the historical financial statements of CFPG were recapitalized with the historical equity shares of the Company.

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

During June and July 2006, CFPG issued 33,500 shares of common stock to the Original Shareholders in consideration of a promissory note receivable totaling $10,752,500 and the total number of shares outstanding in the Company is 33,500. As a result of this transaction, the Original Shareholders exercised control over the Company.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 2 – Summary of significant accounting policies

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-KSB.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue is presented net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

Almost all the Company’s products (fire detecting products, fire alarm control device, and water mist/sprinkler systems) are sold via system contracting projects or as part of the integrated products sales. The composition of these three types of products varies significantly from project to project, both in quantity and in dollar amounts. Although the Company could provide a breakdown of sales contribution for our own products for each project, it is almost impossible to provide revenues for each of our products when the revenue from each project is recognized based on percentage of completion. More importantly, the revenues from the Company’s own products do not accurately reflect our overall financial performance. The Company is a system contracting projects provider rather than product vendors who sell their own products directly or through channels. Therefore, it is not practical to separately disclose the revenues from external customers for each of our products.

Shipping and handling

Costs related to shipping and handlings are included in cost of revenue. The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.”

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

Translation adjustments amounted to $5,635,033 and $3,568,117 as of March 31, 2008 and December 31, 2007, respectively. Asset and liability accounts at March 31, 2008 were translated at 7.00 RMB to $1.00 USD as compared to 7.29 RMB at December 31, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the three months ended March 31, 2008 and 2007 were 7.15 RMB and 7.75 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Depreciation expense amount to $169,388 and $123,134 for the three months ended March 31, 2008 and 2007, respectively.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of income. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

	March 31, 2008	December 31, 2007
Buildings and improvements	$5,288,468	$5,077,373
Transportation equipment	2,062,667	1,985,701
Machinery	1,005,444	970,500
Office equipment	1,087,138	1,047,350
Furniture	37,468	35,972
Total	9,481,185	9,116,896
Less accumulated depreciation	2,677,893	2,548,646
Total	$6,803,292	$6,568,250

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at March 31, 2008 and December 31, 2007, amounted to $19,444,952 and $20,940,016, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The Company has one major customer who represents approximately 15% of the Company’s sales for the three months ended March 31, 2008. Accounts receivable from this customer was $0 as of March 31, 2008. The Company had one major customer who represents approximately 26% of the Company’s sales for the three months ended March 31, 2007. Account receivable from this customer was $0 as of March 31, 2007.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates at its market value.

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts are $4,345,297 and $3,829,927 as of March 31, 2008 and December 31, 2007, respectively.

	March 31, 2008	December 31, 2007
Restricted Cash
Products sales	$298,695	$102,355
System contracting projects	4,046,602	3,727,572
Total Restricted Cash	$4,345,297	$3,829,927

Inventories

Inventories are stated at the lower of cost or market, using weighted average method. Inventories consisted of the following at:

	March 31, 2008	December 31, 2007
Raw materials	$499,609	$310,255
Finished goods	2,388,458	2,617,638
Work in progress	1,403,663	1,120,390
Total	$4,291,730	$4,048,283

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of March 31, 2008 and December 31, 2007 the Company determined no reserves are necessary.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Accounts receivable

Accounts receivable represents amounts due from customers for products sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt.

Accounts receivable consists of the following:

	March 31, 2008	December 31, 2007
Accounts receivable:
System contracting projects	$9,320,610	$10,296,762
Maintenance services	2,245,677	670,357
Products sales	7,885,160	8,234,430
Total accounts receivable	19,451,447	19,201,549
Allowance for bad debts	(2,586,606)	(2,483,359)
Accounts receivable, net	16,864,841	16,718,190
Accounts receivable - non-current retentions	(602,281)	(193,029)
Accounts receivable - current	$16,262,560	$16,525,161

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

	March 31, 2008	December 31, 2007
Contract costs incurred plus recognized profits less recognized losses to date	$67,543,054	$50,877,880
Less progress billings	47,125,916	37,809,844
Costs and estimated earnings in excess of billings	$20,417,138	$13,068,036

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

	March 31, 2008	December 31, 2007
Progress billings	$7,886,705	$15,713,786
Contracts costs incurred plus recognized profits estimated less recognized losses	6,331,408	10,831,569
Billings in excess of costs and estimated earnings	$1,555,297	$4,882,217

At March 31, 2008 and December 31, 2007, retentions held by customers of system contracting projects included in the Company’s accounts receivable as following:

	March 31, 2008	December 31, 2007
Retentions
Current	$2,347,466	$2,829,250
Non-current	602,281	193,029
Total retentions	$2,949,747	$3,022,279

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

Warranties

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship is rare. Therefore, at March 31, 2008 and December 31, 2007, the Company made no provision for warranty claims for our products. Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation when the estimated amount become material at the time revenue is recorded.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company invested $162,793 to Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% ownership and invested $1,000,000 to King Galaxy Investments Limited for 5% ownership. Total investment as of March 31, 2008 amounted to $1,162,793. Since there is no quoted or observable market price for the fair value of similar long term in joint venture, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contribution to the joint ventures.

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Intangible assets

Land use rights - All land in the People’s Republic of China is owned by the government. However, the government grants the user “land use rights”. The Company acquired land use rights in 2001 for $635,757. The land use rights expire in 2051. The costs of these rights are being amortized over fifty years using the straight-line method. As of March 31, 2008 and December 31, 2007, accumulated amortization amounted to $141,301 and $137,672, respectively. Amortization expense amounted to $3,629 and $3,349 for the three months ended March 31, 2008 and 2007, respectively.

Technology rights - In May 2007, the Company acquired two technology rights to manufacture fire protection products for $608,745. The costs of these rights are being amortized over ten years using the straight-line method. As of March 31, 2008, accumulated amortization amounted to $55,802. Amortization expense amounted to $15,219 for the three months ended March 31, 2008

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008, the Company expects these assets to be fully recoverable.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2008 and December 31, 2007.

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

The Company is subject to taxation in the U.S. and in the PRC jurisdictions. There are no ongoing examinations by taxing authorities at this time. The years 2005 to 2008 remain subject to examination by the United States tax authorities. The year 2008 remain subject to examination by the PRC tax authorities.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

VAT on sales and VAT on purchases amounted to $964,361 and $742,064 for the three months ended March 31, 2008, and $1,246,335 and $959,663 for the three months ended March 31, 2007 respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

Note 3 – Earnings per share

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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended March 31, 2008 and 2007:

	2008	2007
Net income for earnings per share	$4,740,780	$4,130,116

Weighted average shares used in basic computation	27,556,893	26,461,678
Diluted effect of stock options and warrants	596,288	539,850
Weighted average shares used in diluted computation	28,153,181	27,001,528

Earnings per share:
Basic	$0.17	$0.16
Diluted	$0.17	$0.15

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

At March 31, 2008, all outstanding stock options and warrants were included in the calculation of diluted earnings per share.

Note 4 - Supplemental disclosure of cash flow information

For the three months ended March 31, 2008 and 2007, supplemental cash flow information is as follows:

	2008	2007

Interest paid	$-	$-

Income tax paid	$5,510	$47,978

Note 5 – Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $3,867,484 and $3,315,811 as of March 31, 2008 and December 31, 2007, respectively.

Note 6 – Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them start performing the services. Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $2,805,928 and $2,218,391 as of March 31, 2008 and December 31, 2007, respectively.

Note 7 – Investment in joint ventures

During the second quarter of 2007, the Company invested $162,793 for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC. Investment is recorded under cost method.

During the third quarter of 2007, the Company invested $1,000,000 for a 5% interest in King Galaxy Investments Limited. King Galaxy through its wholly owned subsidiary, China Alliance Security Holdings Company Limited owns 100% of Wan Sent (China) Technology Co., Ltd. (“Wan Sent”), an emerging Chinese fire emergency remote-monitoring system provider based in Beijing, PRC. The investment has been recorded under the cost accounting method.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The Company has not consolidated the financial statements of these two joint ventures into its financial statements as the Company does not have the ability to exercise significant influence over the joint venture companies.

Note 8 – Customer deposits

Customer deposits represent amounts advanced by customers on products orders, maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2008 and December 31, 2007, customer deposits amounted to $6,946,981 and $4,757,179, respectively.

Note 9 – Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of balance sheet date for system contracting projects. As of March 31, 2008 and December 31, 2007, accrued liabilities amounted to $5,539,274 and $4,214,530, respectively.

Note 10 – Income taxes

Prior to January 1, 2008, under the Income Tax Laws of PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 33% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows enterprises a three-year income tax exemption and a 50% income tax reduction for the following three years or the enterprise is a manufacturing related joint venture with a foreign enterprise or a wholly owned subsidiary of a foreign enterprise, where it allows enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

Beginning from January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing income tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

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

Beginning from January 1, 2008, Sureland Industrial will continue to enjoy the exemption from income tax till December 31, 2008 and be entitled to a 50% reduction of the income tax rate of 25% which is a rate of 12.5% from January 2009 to December 31, 2011. Beginning January 1, 2012, Sureland Industrial will be entitled to an income tax rate of 25%.

Beginning from January 1, 2008, Sureland Equipment will continue to enjoy a 50% reduction of the income tax rate of 25%, which is a rate of 12.5%, till December 31, 2010. Beginning January 1, 2011, Sureland Equipment will be entitled to an income tax rate of 25%.

Beginning from January 1, 2008, Tianxiao Equipment will be entitled to an income tax rate of 25%.

Beginning from January 1, 2008, Beijing Hua An will continue to enjoy the exemption from income tax till December 31, 2008 and be entitled to a reduced income tax rate of 10%, 11%, 12% for 2009, 2010 and 2011 respectively. Beginning January 1, 2012, Beijing Hua An will be entitled to an income tax rate of 25%.

The provision for income taxes for the three months ended March 31, 2008 and 2007 amounted to $48,642 and $0, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31:

	2008	2007

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(24.0)	(33.0)
Total provision for income taxes	1.0%	-%

The estimated tax savings for the three months ended March 31, 2008 and 2007 amounted to $1,241,570 and $1,185,465, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended March 31, 2008 and 2007 by $0.05 and $0.04, respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0 for income tax purposes for the three months ended March 31, 2008. The net operating loss carry forwards for United States income taxes amounted to $1,004,414 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2025 and continue through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The accumulated valuation allowance as of March 31, 2008 amounted to $341,501. Management will review this valuation allowance periodically and make adjustments as warranted.

Taxes payable

Taxes payable as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
VAT taxes (credit) payable	$(102,008)	$71,367
Income taxes payable	49,696	5,915
Sales taxes	1,167,378	979,999
Other taxes (credit) payable	(304)	31,054
Total	$1,114,762	$1,088,335

Note 11 – Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2008 and 2007. The contributions are charged to the income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $50,780 and $36,996 for the three months ended March 31, 2008 and 2007, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 12 – Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2008 and 2007, the Company transferred $1,641,434 and $0, respectively. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

On May 17, 2007, the Beijing Shunyi District Business Administration approved the Company to increase registered capital from RMB 50,000,000 to RMB 100,000,000. $605,000 or RMB 5,000,000 was approved by the Beijing Shunyi District Business Administration to be transferred out from this surplus reserve fund as an increase of registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the three months ended March 31, 2008 and 2007.

Note 13 – Shareholders’ equity

On October 27, 2006, pursuant to a Securities Purchase Agreement dated October 27, 2006 (“SPA”), the Company issued 1,538,600 units of common stock at $3.25 per share, Series A warrants expiring on October 27, 2011 to acquire 307,723 shares at $3.58 per share and Series B warrants expiring on October 27, 2011 to acquire 307,723 shares at $4.88 per share.  The Company also issued 115,395 warrants at exercise price of $3.25 per share, expiring on October 27, 2011.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

On December 5, 2006, under the SPA, the Company issued 923,078 units of common stock at $3.25 per share, Series A warrants expiring on December 5, 2011 to acquire 184,617 shares at $3.58 per share and Series B warrants expiring on December 5, 2011 to acquire 184,617 shares at $4.88 per share. The Company also issued 69,231 warrants at exercise price of $3.25 per share, expiring December 5, 2011.

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

On April 26, 2007, the Company amended its Series A Warrants and Series B Warrants issued to certain investors on October 27 and December 5, 2006 pursuant to the Securities Purchase Agreement in connection with a private placement (the “Amendment”). The Amendment eliminates the right of the warrant holders to be paid in cash in the event of a merger or other types of reorganization. The warrants no longer need to be accounted for as derivative instrument liabilities.  The fair value of the warrants were transferred to equity on the signing date and no further accounting (i.e., no mark-to-market) is required going forward. As of December 31, 2006 the fair value of the derivative instrument totaled $2,680,811. At April 26, 2007, the Company determined the fair value of the warrants was $1,475,020 using the Cox-Ross-Rubinstein binomial model with the following assumptions: volatility 25%; risk free interest rate 4.59%; dividend yield of 0% and expected term of 4.5 years. A gain of $1,205,791 was recognized in the accompanying income statement based on the decrease in fair value since prior period ended December 31, 2006. On April 26, 2007, the fair value of the warrants was transferred to additional paid-in capital.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

In 2007, a total of 492,340 Series A warrants exercised at $3.58 and 492,340 Series B warrants exercised at $4.88 for a total of 984,680 shares of common stock. The Company received a total of $4,165,197 from various warrant holders.

In 2007, a total of 179,626 warrants were converted into 110,535 shares of common stock by the warrants holders using the cashless exercise options.

On February 1, 2007, CFPG issued 50,000 warrants to Hayden Communication, the Company’s investor relations consultant, as part of its compensation. These warrants meet the conditions for equity classification pursuant to FAS 133 and EITF 00-19. Therefore, the warrants were classified as equity and accounted as compensation expenses. The warrants vest one year from the grant date. The Company used the Black Scholes model to value the options at the time they were issued, based on the exercise price of $4.25 and expiration dates of the instruments and using a risk-free rate of 4.84% and the volatility at 50% that was estimated by analyzing the trading history of the Company’s stock. At that market price, the 50,000 warrants had a fair value of approximately $94,274. The service that the investor relation consultant provides started from the second quarter of 2007; the related compensation expense is recognized on a straight-line basis over the total service period and has been fully expensed in 2007.

The Company’s warrant activity is as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2006	1,169,306	1,169,306	$4.23	4.58
Granted	50,000	50,000	$4.25	3.58
Forfeited
Exercised	(1,164,306)	(1,164,306)	$4.23
Outstanding, December 31, 2007	55,000	55,000	$4.19	3.33
Granted
Forfeited
Exercised
Outstanding, March 31, 2008	55,000	55,000	$4.19	3.08

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 14 – Options issued to employees

On July 1, 2006, CFPG issued 750,000 options to the employees of Sureland Industrial. Fifty percent of the options vested immediately, with the balance vesting evenly each quarter over the following two years. The Company used the Cox-Ross-Rubinstein binomial model to value the options at the time they were issued, based on the stated exercise prices and expiration dates of the instruments and using a risk-free rate of 5.11%. Because the Company does not have a history of employee stock options, the estimated life is based on one half of the sum of the vesting period and the contractual life of the option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

The Company’s stock was not traded when the options were granted. Therefore, the Company had to estimate the market value of its shares. There was no significant change in the business between July and October 2006, therefore, the company used the fair value from the October 27 transaction of $2.26 and took a discount of 30%, to estimate a market price of $1.58. At that market price, the 750,000 employee options had a fair value of approximately $834,000. Because 50% of the options vested immediately, the related compensation expense was recognized as the options vest, rather than on a straight-line basis over the total vesting period, as the amount recognized at any point in time must be at least equal to the portion vested. The expense recognized for the three months ended March 31, 2008 and 2007 amounted to $14,000 and $65,000, respectively.

On April 20, 2007, CFPG issued 9,500 options to the Company’s four independent directors as part of their compensation. The options will vest immediately after one year from the issuance date. The fair value of these warrants was determined to be $19,428 using the Black Sholes model with the following assumptions: volatility 45%; risk free interest rate 4.57%; dividend yield of 0% and expected term of 5 years. Options were vested immediately at exercise price of $4.51 per share which was the close price of the Company’s stock on April 19, 2007. Because the services that the independent directors are to provide started from the second quarter of 2007 and will last for one year, the related compensation expense is recognized on a straight-line basis over the total service period. The compensation expense for the three months ended March 31, 2008 was $4,857.

On July 1, 2007, CFPG issued 20,000 options to Mr. Yuan, Xiaoyuan, who joined the Company as Chief Accounting Officer on the same day. The options will vest evenly each quarter over the following four years, starting from the third quarter of 2007. The Company used the Black Sholes model to value the options at the time they were issued, based on the exercise price of $6.70, which was the close price of the Company’s stock on June 30, 2007 and expiration dates of the instruments and using a risk-free rate of 4.84% and the volatility of 40% that was estimated by analyzing the trading history of the Company’s stock. At that market price, the 20,000 employee options had a fair value of $57,178. Because the options will vest each quarter over the following four years, the related compensation expense is recognized on a straight-line basis over the total vesting period. The expense recognized for the three months ended March 31, 2008 was $3,574.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The Company has stock options as follows:

		Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Outstanding, December 31, 2006	750,000	$1.25	2,782,500
Granted	29,500	$5.99
Forfeited
Exercised
Outstanding, December 31, 2007	779,500	$1.43	8,925,615
Granted
Forfeited
Exercised
Outstanding, March 31, 2008	779,500	$1.43	4,365,845

Following is a summary of the status of options outstanding at March 31, 2008:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life
750,000	1.25	3.25	656,250	1.25	3.25
9,500	4.51	4.08	9,500	4.51	4.08
20,000	6.70	4.25	3,750	6.70	4.25

Note 15 – Restructuring of subsidiaries

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

Overview

We are engaged in the design, development, manufacture and sale of fire protection products and services for large industrial consumers in China. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is the first in China to leverage high technology for fire protection and safety to clients such as iron and steel companies, power plants, petrochemical plants, as well as special purpose construction companies in China.

Reorganization

We were organized as a Florida corporation on June 17, 2003.

On September 1, 2006, we entered into a share exchange agreement, pursuant to which we acquired all of the outstanding capital shares of Sureland Industrial Fire Equipment Co. Ltd (Sureland Equipment) in exchange for a controlling interest in our common shares. The transaction was completed on Oct 27, 2006.

China Fire Protection Group, Inc. was organized on June 2, 2006 for the purpose of acquiring all of the capital shares of Sureland Industrial Fire Safety Limited (Sureland Industrial), a Chinese corporation, and, Sureland Equipment, a Chinese corporation, which collectively engage in the design, development, manufacturing and sale of fire protection products and services for large industrial consumers in China. As a result of the transactions described above, both Sureland Industrial and Sureland Equipment became wholly-owned subsidiaries of China Fire Protection Group, Inc., and China Fire Protection Group, Inc. is a wholly-owned subsidiary of Unipro Financial Services, Inc. (Unipro).

On February 9, 2007, Unipro changed its name to China Fire & Security Group, Inc. (CFSG) and started trading on OTC Bulletin Board under its new ticker symbol CFSG. On July 16, 2007, China Fire & Security Group, Inc. began trading on Nasdaq Capital Market and retained the ticker symbol CFSG.

CFSG owns, through its wholly owned subsidiary China Fire Protection Group, Inc., Sureland Industrial and Sureland Equipment (jointly “Sureland”). Sureland is engaged primarily in the design, development, manufacture and sale of a variety of fire safety products for the industrial fire safety market and of design and installation of industrial fire safety systems in which it uses its own fire safety products in China. To a minor extent, it provides maintenance services for customers of its industrial fire safety systems. Its business is primarily in China, but it has recently begun to manufacture products for the export market and it has begun to provide a fire safety system for a Chinese company operating abroad.

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

By March 31, 2008, Sureland operates more than 30 sales and liaison offices in China.

Sureland has been ranked as the leading Chinese industrial fire safety company twice by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Its key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Its products have been used by its customers in more than 20 provinces throughout China.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this quarterly report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

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

Accounts receivable

Accounts receivable represents the product sales, maintenance services and system contracting projects with its customers that were on credit. The credit term is generally for a period of three months for major customers. Each customer has a maximum credit limit. The Company seeks to maintain strict control over its outstanding receivables. Overdue balances are reviewed regularly by senior management.

Results of Operations

The following is a schedule showing results of our business.

Three Months Financial Results

Comparison of the three months ended on March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Revenues	$14,696,626	$9,499,460
Cost of revenues	6,652,231	4,483,555
Gross profits	8,044,395	5,015,905
Operating expenses	3,394,683	1,739,232
Income from operations	4,649,712	3,276,673
Total other income(expense)	139,710	853,443
Change in fair value of derivative instruments	-	834,163
Income before income taxes and minority interest	4,789,422	4,130,116
Income taxes	48,642	-
Minority interest	-	-
Net profit (loss)	4,740,780	4,130,116
Foreign exchange adjustment	2,066,916	295,559
Comprehensive income	6,807,696	4,425,675
weighted average number of shares-basic	27,556,893	26,461,678
weighted average number of shares-diluted	28,153,181	27,001,528
earning per share-basic	0.17	0.16
earning per share-diluted	0.17	0.15

Total revenues were approximately $14.7 million for the three months ended March 31, 2008 as compared to approximately $9.5 million for the three months ended March 31, 2007, an increase of approximately $5.2 million or 54.7 percent. This increase was primarily due to increases in our revenues from system contracting projects and maintenance service during the period. The Company performed 146 total solution, product sales and maintenance service contracts for the three months ended March 31, 2008 as compared to 96 contracts for the three months ended March 31, 2007.

The revenues from total solution contracts increased by 55.7 percent to $11.3 million with 81 contracts performed for the three months ended March 31, 2008, compared to $7.3 million with 63 contracts performed for the same period of last year; The revenues from product sales increased by 37.1 percent to $2.9 million with 33 contracts performed for the three months ended March 31, 2008, compared to $2.1 million with 26 contracts performed for the same period of last year. The revenues from maintenance service increased by 301.1 percent to $0.5 million with 32 contracts performed for the three months ended March 31, 2008, compared to $0.1 million with 7 contracts performed for the same period of last year. In particular, the three largest customers were Anshan Iron and Steel Group, Datang Tashan Power Plant and Wuhan Iron and Steel Group, which collectively contributed approximately $4.9 million, representing 32.8 percent of our total revenues for this period.

Cost of revenues for the three months ended March 31, 2008 was approximately $6.7 million or 45.3 percent of revenues, as compared to $4.5 million or 47.2 percent of revenue for the three months ended March 31, 2007. Gross margin during this period was 54.7 percent, which is higher than the gross margin of 52.8 percent for the same period of 2007. The increase in the gross margin was mainly attributable to a higher percentage of revenue contribution from the sales of the Company’s proprietary products which enjoy higher margins.

Operating expenses were approximately $3.4 million for the three months ended March 31, 2008, as compared to approximately $1.7 million for the three months ended March 31, 2007. This represents an increase of approximately $1.7 million or 95.2 percent. Compared to the same period of last year, the Company increased the number of its employees, its expenditures in sales-related activities and raised the compensation for management to be in line with other US public companies. The increase in expenses is also attributable to the increased costs related to being listed as a public company in the United States.

Operating income was approximately $4.6 million for the three months ended March 31, 2008 as compared to approximately $3.3 million for the three months ended March 31, 2007, representing a 41.9 percent increase. The improvement in operating income was mainly attributable to the increased revenues and gross margin during the period.

Total other income was $139,710 for the three months ended March 31, 2008, compared to $853,443 for the three months ended March 31, 2007, which included a one-time non-cash gain of $853,443 due to the change in fair value of derivative instruments.

Provision for income tax was $48,642 for the three months ended March 31, 2008, compared to no provisions for income tax for the three months ended March 31, 2007. Starting in the year 2008, the Company’s two subsidiaries, Sureland Equipment and Tianxiao Equipment, are subject to income tax charge rates of 12.5% and 25% respectively, resulting in income tax charges of $32,889 and $15,753 in this period.

The Company’s net income was approximately $4.7 million for the three months ended March 31, 2008 as compared to approximately $4.1 million net income for the three months ended March 31, 2007, representing an increase of $0.6 million or 14.8 percent.

Excluding a one-time non-cash gain of $0.8 million for the change in fair value of derivative in the three months ended March 31, 2007, the non-GAAP net income for the three months ended March 31 of 2007 was $3.3 million. On a non-GAAP basis, our net income for the three months ended March 31, 2008 increased 43.8 percent in comparison to the non-GAAP net income for the three months ended March 31, 2007. The reason for the increase in the net income was mainly due to the increase in the Company’s revenues and improvement in gross margin.

Currency translation adjustments resulting from RMB appreciation process amounted to $2,066,916 and $295,559 for the three months ended March 31, 2008 and 2007, respectively.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $6.8 million for the three months ended March 31, 2008 as compared to approximately $4.4 million comprehensive income for the three months ended March 31, 2007, representing an increase of $2.4 million or 53.8 percent.

Liquidity and Capital Resources

As of March 31, 2008, we had working capital of $47.0 million including cash and cash equivalents of $15.1 million. The following table sets forth a summary of our cash flows for the period indicated:

Statement of Cash Flow

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$(1,799,124)	$(280,568)
Net cash (used in) investing activities	(18,693)	(226,350)
Net cash provided by financing activities	(348,582)	902,781
Effect of foreign currency translation on cash and cash equivalents	167,872	99,403
Net cash flow	$(1,998,527)	$495,266

Operating Activities

Net cash used by operating activities was approximately $1.8 million for the three months ended March 31, 2008 as compared to approximately $0.3 million net cash used by operating activities for the same period in 2007. Net cash used by operating activities in the three months ended March 31, 2008 was mainly due to the result of a $6.7 million increase in costs and estimated earnings in excess of billings and a $3.5 million decrease in billings in excess of costs and estimated earnings offset by the net income of $4.7 million, a $0.8 million decrease in employee advances, a $2.0 million increase in customer deposits and a $1.1 million increase in accrued liabilities.

The increase of $6.7 million in costs and estimated earnings in excess of billings was mainly due to the increased number of projects where we have billed the customers more than we have recognized revenues for these projects, while the decrease of $3.5 million in billings in excess of costs and estimated earnings was mainly due to the decreased number of projects where we have billed the customers less than we have recognized revenues for these projects. The Company’s management intends to reinforce its efforts in the collection of account receivables in the following quarters of 2008.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2008 was $18,693 as compared to net cash used in investing activities of $226,350 in the same period of 2007 for the purchase of building and equipment.

Financing Activities

Net cash used by financing activities in the three months ended March 31, 2008 totaled $348,582 as compared to $902,781 provided in financing activities in the same period of 2007.

As a result of the total cash activities, net cash decreased $2.0 million from December 31, 2007 to March 31, 2008.  We believe that our currently available working capital of $47.0 million including cash and cash equivalents of $15.1 million should be adequate to sustain our operations at our current level.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation of an external internal control consultant and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, management concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were ineffective subject to the following:

●
Inadequate US GAAP expertise - The current staff in the accounting department is relatively inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate.

Remediation Initiative

We have recently expanded our internal accounting staff and intend to continue this effort in the future. In particular, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff.

The Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on that evaluation, management concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were satisfactory subject to the following:

●	Lack of internal audit function – the Company is lacking qualified resources to perform the internal audit functions properly.

Remediation Initiative

We have committed to set up the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before end of March 31, 2008. With an internal audit manager on board now, we will increase our efforts in hiring the qualified resources through the assistance from recruitment agents and referral from employees. We also plan to enhance the training of our internal audit team in order to increase the effectiveness of its internal audit function.

Despite the deficiencies reported above, the Company's management believes that the consolidated financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, during the period ended March 31, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 12, 2008, the Company announced the authorization of a stock repurchase program (the "repurchase program"). Under the repurchase program, the Company may repurchase up to 5 million shares of its outstanding common stock on the open market or in negotiated transactions. The Company did not make any repurchases under the repurchase program in the first quarter of 2008.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on May 15, 2008.

CHINA FIRE & SECURITY GROUP, INC.

By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer, Principal Accounting Officer