Form 10-Q
period 2008-06-30
CHINA FIRE & SECURITY GROUP, INC.
filed 2008-08-13
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐
(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of August 12, 2008, the Registrant had 27,560,527 shares of common stock outstanding.

China Fire & Security Group, Inc.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS
	June 30,	December 31,
	2008	2007
CURRENT ASSETS:	(Unaudited)
Cash	$20,518,916	$17,110,449
Restricted cash	4,563,344	3,829,927
Accounts receivable, net of allowance for doubtful accounts of $2,827,972 and
$2,483,359 as of June 30, 2008 and December 31, 2007, respectively	18,321,528	16,525,161
Notes receivable	6,209,671	3,315,811
Other receivables	1,182,323	748,195
Other receivable - related party	325,177	-
Inventories	5,548,967	4,048,283
Costs and estimated earnings in excess of billings	25,067,016	13,068,036
Employee advances	776,472	1,307,433
Employee advances - officers and directors	25,438	18,682
Prepayments and deferred expenses	3,203,575	2,218,391
Total current assets	85,742,427	62,190,368

PLANT AND EQUIPMENT, net	7,559,581	6,568,250

OTHER ASSETS:
Accounts receivable - retention	776,859	193,029
Deferred expenses - non current	30,049	21,234
Advances on building and equipment purchases	185,395	366,317
Investment in joint ventures	1,166,326	1,156,294
Intangible assets, net of accumulated amortization	1,150,733	1,150,935
Total other assets	3,309,362	2,887,809

Total assets	$96,611,370	$71,646,427

LIABILITIESANDSHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,892,119	$6,327,182
Customer deposits	13,105,751	4,757,179
Billings in excess of costs and estimated earnings	2,820,444	4,882,217
Other payables	988,413	168,868
Accrued liabilities	6,315,280	4,214,530
Taxes payable	1,470,764	1,088,335
Total current liabilities	31,592,771	21,438,311

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized,
27,560,527 and 27,556,893 shares issued and outstanding as of
June 30, 2008 and December 31, 2007, respectively	27,560	27,556
Additional paid-in-capital	19,350,287	19,317,287
Statutory reserves	5,067,061	5,067,061
Retained earnings	33,644,975	22,228,095
Accumulated other comprehensive income	6,928,716	3,568,117
Total shareholders' equity	65,018,599	50,208,116

Total liabilities and shareholders' equity	$96,611,370	$71,646,427

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
System contracting projects	$14,557,008	$9,887,878	$25,886,388	$17,164,386
Products	1,533,965	1,538,049	4,415,136	3,639,805
Maintenance services	562,751	121,258	1,048,826	242,456
Total revenues	16,653,724	11,547,185	31,350,350	21,046,647

COST OF REVENUES
System contracting projects	5,971,745	4,379,902	11,541,955	8,024,570
Products	217,498	811,081	1,059,380	1,639,783
Maintenance services	280,188	46,689	520,327	56,874
Total cost of revenues	6,469,431	5,237,672	13,121,662	9,721,227

GROSS PROFIT	10,184,293	6,309,513	18,228,688	11,325,420

OPERATING EXPENSE
Selling and marketing	1,676,315	1,210,100	3,010,041	1,761,509
General and administrative	1,126,074	1,174,309	2,753,120	2,185,353
Depreciation and amortization	154,688	133,056	321,950	259,539
Research and development	627,952	267,626	894,601	317,921
Total operating expense	3,585,029	2,785,091	6,979,712	4,524,322

INCOME FROM OPERATIONS	6,599,264	3,524,422	11,248,976	6,801,098

OTHER INCOME (EXPENSE)
Other income	110,237	323,702	221,643	327,998
Other expense	(85,332)	(2,146)	(85,388)	(6,417)
Interest income	63,384	24,915	91,744	44,170
Change in fair value of derivative instruments	-	371,628	-	1,205,791
Total other income	88,289	718,099	227,999	1,571,542

INCOME BEFORE PROVISION FOR INCOME TAXES	6,687,553	4,242,521	11,476,975	8,372,640

PROVISION FOR INCOME TAXES	11,453	-	60,095	-

NET INCOME	6,676,100	4,242,521	11,416,880	8,372,640

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,293,683	514,775	3,360,599	810,334

COMPREHENSIVE INCOME	$7,969,783	$4,757,296	$14,777,479	$9,182,974

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,557,297	26,461,678	27,557,095	26,461,678
Earnings per share	$0.24	$0.16	$0.41	$0.32

DILUTED EARNINGS PER SHARE
Weighted average number of shares	28,200,785	27,164,207	28,179,595	27,085,807
Earnings per share	$0.24	$0.16	$0.41	$0.31

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained Earnings		Accumulated
	Common Stock		Additional	Statutory		other
	Shares	Par value	paid-in-capital	reserves	Unrestricted	comprehensive income	Totals
BALANCE, December 31, 2006	26,461,678	$26,462	$13,393,171	$4,030,627	$6,462,893	$1,065,522	$24,978,675

Net income					8,372,640		8,372,640
Warrants reclassified from liabilities			1,475,020				1,475,020
Options issued to employees			112,000				112,000
Adjustment to registered capital				(605,000)	605,000		-
Foreign currency translation adjustment						810,334	810,334

BALANCE, June 30, 2007 (Unaudited)	26,461,678	$26,462	$14,980,191	$3,425,627	$15,440,533	$1,875,856	$35,748,669

Net income					8,428,996		8,428,996
Issuance of common stock	984,680	983	4,164,214				4,165,197
Warrants exercised	110,535	111	(111)				-
Warrants issued for services			94,274				94,274
Options issued to employees			78,719				78,719
Adjustment to statutory reserves				1,641,434	(1,641,434)		-
Foreign currency translation adjustment						1,692,261	1,692,261

BALANCE, December 31, 2007	27,556,893	$27,556	$19,317,287	$5,067,061	$22,228,095	$3,568,117	$50,208,116

Net income					11,416,880		11,416,880
Options issued to employees			33,004				33,004
Warrants exercised	3,634	4	(4)				-
Foreign currency translation adjustment						3,360,599	3,360,599

BALANCE, June 30, 2008 (Unaudited)	27,560,527	$27,560	$19,350,287	$5,067,061	$33,644,975	$6,928,716	$65,018,599

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,416,880	$8,372,640
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	326,548	268,868
Amortization of land use rights	6,970	6,735
Amortization of technology rights	30,438	10,146
Provision for doubtful accounts	180,061	208,324
Gain on disposal of equipment	(31,715)	-
Compensation expense for options issued to employees	33,004	112,000
Change in fair value of derivative instruments	-	(1,205,791)
Change in operating assets and liabilities:
Accounts receivable	(1,450,799)	(1,632,577)
Notes receivable	(2,606,423)	(615,734)
Other receivables	(375,360)	(1,169,318)
Other receivables - related party	(316,128)	-
Inventories	(1,206,309)	(437,151)
Costs and estimated earnings in excess of billings	(10,849,628)	(2,964,789)
Employee advances	597,770	(489,184)
Employee advances from officers and directors	(5,402)	428,047
Prepayments and deferred expenses	(826,585)	(73,909)
Accounts payable	154,397	(287,314)
Accounts payable - related party	-	(324,532)
Customer deposits	7,819,403	5,476,662
Billings in excess of costs and estimated earnings	(2,309,053)	(6,672,629)
Other payables	786,202	423,280
Other payables - related party	-	(51,118)
Accrued liabilities	1,779,303	1,008,098
Taxes payable	303,874	(453,113)
Net cash provided by (used in) operating activities	3,457,448	(62,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(522,846)	(709,403)
Advances on building and equipment purchase	(180,236)	(884,657)
Proceeds from sale of equipment	39,545	7,183
Purchase of intangible assets	-	(608,745)
Payments for investment in Hubei Sureland Changjiang Fire Safety Technology Co., Ltd.	-	(147,869)
Proceeds from sale of investment in Tianjin Fire Safety Equipment Co., Ltd.	-	507,192
Proceeds from sale of Beijing Zhong Xiao Fire Safety Technology Co., Ltd	-	1,052,986
Net cash used in investing activities	(663,537)	(783,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(474,018)	759,629
Payments to Beijing Zhong Xiao Fire Safety Technology Co., Ltd.	-	(2,429,681)
Proceeds from Beijing Zhong Xiao Fire Safety Technology Co., Ltd	-	1,344,316
Net cash used in financing activities	(474,018)	(325,736)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,088,574	232,635

INCREASE (DECREASE) IN CASH	3,408,467	(938,773)

CASH, beginning of period	17,110,449	9,426,091

CASH, end of period	$20,518,916	$8,487,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$23,400	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant liability to paid-in capital
upon modification of warrants agreement	$-	$1,475,020
Reclassification of advances on building and equipment purchase
to plant and equipment upon receipt of purchase	$378,982	$-

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1 - Background

China Fire & Security Group Inc. (the “Company”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacturing and sales of fire protection products and services for industrial customers in China.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group Inc. and subsidiaries reflect its wholly-owned subsidiaries, each discussed briefly below.

China Fire Protection Group, Inc. (“CFPG”) was incorporated in the British Virgin Islands as a limited liability company on June 2, 2006 as a holding company.

Sureland Industrial Fire Safety Limited (“Sureland Industrial”) was established as a Sino-foreign equity joint venture in Beijing, PRC on February 22, 1995. Sureland Industrial and its subsidiaries in China principally engage in the design, development, manufacturing and sale of fire protection products and services for industrial customers in China.

Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”) is a subsidiary of Sureland Industrial established in the PRC as a limited liability company on September 22, 2005 with a registered capital RMB 5,000,000 (approximately $619,500). Hua An is a software development company, principally engage in the design, development and manufacturing of fire protection software.

Sureland Industrial Fire Equipment Co., Ltd. (“Sureland Equipment”) was established as a Sino-foreign equity joint venture in Beijing, the People’s Republic of China (the PRC) on April 12, 2006 with a registered capital $660,000. Sureland Equipment principally engages in the manufacturing of fire protection products.

Tianjin Tianxiao Fire Safety Equipment Co., Ltd. (“Tianxiao Equipment”) was established as a limited liability company in Tianjin, PRC on April 11, 2007 with a registered capital RMB 10,000,000 (approximately $1,295,000). Tianxiao Equipment principally engages in the manufacturing of fire protection products.

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
June 30, 2008
(Unaudited)

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
June 30, 2008
(Unaudited)

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

Translation adjustments amounted to $6,928,716 and $3,568,117 as of June 30, 2008 and December 31, 2007, respectively. Asset and liability accounts at June 30, 2008 were translated at 6.85 RMB to $1.00 USD as compared to 7.29 RMB at December 31, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the six months ended June 30, 2008 and 2007 were 7.05 RMB and 7.71 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. For the three months ended June 30, 2008 and 2007, depreciation expense amounted to $157,160 and $145,734 respectively. Depreciation expense amounted to $326,548 and $268,868 for the six months ended June 30, 2008 and 2007, respectively.

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

Long-term assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008, the Company expects these assets to be fully recoverable.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
Buildings and improvements	$5,403,273	$5,077,373
Transportation equipment	2,123,915	1,985,701
Machinery	1,104,471	970,500
Office equipment	1,164,634	1,047,350
Furniture	38,281	35,972
Construction in progress	638,511	-
Total	10,473,085	9,116,896
Less accumulated depreciation	(2,913,504)	(2,548,646)
Plant and equipment, net	$7,559,581	$6,568,250

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2008 and December 31, 2007, the Company had deposits (including restricted cash balances) totaling to $25,257,549 and $20,940,016, that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company had one major customer who represents approximately 28% and15% of the Company’s sales for the three months and six months ended June 30, 2008, respectively. Accounts receivable from this customer was $0 as of June 30, 2008. The Company had one major customer who represents approximately 21% and 23% of the Company’s sales for the three months and six months ended June 30, 2007, respectively. Accounts receivable from this customer was $0 as of June 30, 2007.

The Company had no major suppliers accounted for more than 10% of the Company’s total purchase and total accounts payable as of and for the three months and six months ended June 30, 2008 and 2007, respectively.

Cash and cash equivalents

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates at its market value.

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts are $4,563,344 and $3,829,927 as of June 30, 2008 and December 31, 2007, respectively.

	June 30, 2008	December 31, 2007
Restricted Cash
Products sales	$410,220	$102,355
System contracting projects	4,153,124	3,727,572
Total Restricted Cash	$4,563,344	$3,829,927

Inventories

Inventories are stated at the lower of cost or market, using weighted average method. Inventories consisted of the following at:

	June 30, 2008	December 31, 2007
Raw materials	$798,599	$310,255
Finished goods	3,389,910	2,617,638
Work in progress	1,360,458	1,120,390
Total	$5,548,967	$4,048,283

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of June 30, 2008 and December 31, 2007 the Company determined no reserves are necessary.

Accounts receivable

Accounts receivable represents amounts due from customers for products sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Accounts receivable consists of the following:

	June 30, 2008	December 31, 2007
Accounts receivable:
System contracting projects	$11,107,591	$10,296,762
Maintenance services	2,047,613	670,357
Products sales	8,771,155	8,234,430
Total accounts receivable	21,926,359	19,201,549
Allowance for bad debts	(2,827,972)	(2,483,359)
Accounts receivable, net	19,098,387	16,718,190
Accounts receivable - non-current retentions	(776,859)	(193,029)
Accounts receivable - current	$18,321,528	$16,525,161

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Beginning allowance for doubtful accounts	$2,483,359	$1,252,947
Additional charged to bad debt expense	180,061	1,111,051
Write-off charged against the allowance	-	(12,700)
Foreign currency translation adjustment	164,552	132,061
Ending allowance for doubtful accounts	$2,827,972	$$2,483,359

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

	June 30, 2008	December 31, 2007
Contract costs incurred plus recognized
profits less recognized losses to date	$74,045,677	$50,877,880
Less: progress billings	48,978,661	37,809,844
Costs and estimated earnings in excess of
billings	$25,067,016	$13,068,036

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

	June 30, 2008	December 31, 2007
Progress billings	$11,684,088	$15,713,786
Less: contracts costs incurred plus recognized
profits less recognized losses to date	8,863,644	10,831,569
Billings in excess of costs and estimated
earnings	$2,820,444	$4,882,217

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

At June 30, 2008 and December 31, 2007, retentions held by customers of system contracting projects included in the Company’s accounts receivable as following:

	June 30, 2008	December 31, 2007
Retentions
Current	$2,112,045	$2,829,250
Non-current	776,859	193,029
Total retentions	$2,888,904	$3,022,279

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

Warranties

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship is rare. Therefore, at June 30, 2008 and December 31, 2007, the Company made no provision for warranty claims for our products. Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation when the estimated amount become material at the time revenue is recorded.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, defines fair value, established a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

The Company invested $166,326 to Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% ownership and invested $1,000,000 to King Galaxy Investments Limited for 5% ownership. Total investment as of June 30, 2008 amounted to $1,166,326. Since there is no quoted or observable market price for the fair value of similar long term in joint venture, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contribution to the joint ventures.

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Intangible assets

Land use rights - All land in the People’s Republic of China is owned by the government. However, the government grants the user “land use rights”. The Company acquired land use rights in 2001 for $635,757. The land use rights expire in 2051. The costs of these rights are being amortized over fifty years using the straight-line method. As of June 30, 2008 and December 31, 2007, accumulated amortization amounted to $164,049 and $137,672, respectively. Amortization expense amounted to $3,341 and $3,386 for the three months ended June 30, 2008 and 2007, and $ 6,970 and $6,735 for the six months ended June 30, 2008 and 2007, respectively.

Technology rights - In May 2007, the Company acquired two technology rights to manufacture fire protection products for $608,745. The costs of these rights are being amortized over ten years using the straight-line method. As of June 30, 2008 and December 31, 2007, accumulated amortization amounted to $71,021 and $40,583, respectively. Amortization expense amounted to $15,218 and $10,146 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense amounted to $30,438 and $10,146 for the six months ended June 30, 2008 and 2007, respectively.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008, the Company expects these assets to be fully recoverable.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2008 and December 31, 2007.

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
June 30, 2008
(Unaudited)

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

VAT on sales and VAT on purchases amounted to $1,753,759 and $1,328,652 for the three months ended June 30, 2008, and $1,379,908 and $1,466,771 for the three months ended June 30, 2007 respectively. VAT on sales and VAT on purchases amounted to $2,718,120 and $2,070,716 for the six months ended June 30, 2008, and $2,626,243 and $2,426,434 for the six months ended June 30, 2007 respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

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
June 30, 2008
(Unaudited)

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). Effective on January 1, 2009, SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact of the adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income for earnings per share	$6,676,100	$4,244,521	$11,416,880	$8,372,640

Weighted average shares used in basic computation	27,557,297	26,461,678	27,557,095	26,461,678
Diluted effect of stock options and warrants	643,488	702,529	622,500	624,129
Weighted average shares used in diluted computation	28,200,785	27,164,207	28,179,595	27,085,807

Earnings per share:
Basic	$0.24	$0.16	$0.41	$0.32
Diluted	$0.24	$0.16	$0.41	$0.31

At June 30, 2008, all outstanding stock options and warrants were included in the calculation of diluted earnings per share.

Note 4 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $6,209,671 and $3,315,811 as of June 30, 2008 and December 31, 2007, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 5 - Other receivable from related party

The Company has other receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubi Shou An”), which the Company has 19% interest in. Receivable due from Hubei Shou An was $325,177 and $0 as of June 30, 2008 and December 31, 2007, respectively. This balance was for the operating cash flow in Hubei Shou An and expected to be repaid by December 31, 2008 in cash. Receivable is non-interest bearing and unsecured.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them start performing the services. Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $3,203,575 and $2,218,391 as of June 30, 2008 and December 31, 2007, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $166,326 for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC. Investment is recorded under cost method.

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

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders, maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2008 and December 31, 2007, customer deposits amounted to $13,105,751 and $4,757,179, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of balance sheet date for system contracting projects. As of June 30, 2008 and December 31, 2007, accrued liabilities amounted to $6,315,280 and $4,214,530, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 10 - Income taxes

Prior to January 1, 2008, under the Income Tax Laws of PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows enterprises a three-year income tax exemption and a 50% income tax reduction for the following three years or the enterprise is a manufacturing related joint venture with a foreign enterprise or a wholly owned subsidiary of a foreign enterprise, where it allows enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

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
June 30, 2008
(Unaudited)

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

The provision for income taxes for the three months ended June 30, 2008 and 2007 amounted to $11,453 and $0, respectively and $60,095 and $0 for the six months ended June 30, 2008 and 2007, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and six months ended June 30:

	2008	2007

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(24.0)	(33.0)
Total provision for income taxes	1.0%	-%

The estimated tax savings for the three months ended June 30, 2008 and 2007 amounted to $1,955,426 and $1,300,563, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended June 30, 2008 and 2007 by $0.07 and $0.12, respectively. The estimated tax savings for the six months ended June 30, 2008 and 2007 amounted to $3,196,996 and $2,486,028, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the six months ended June 30, 2008 and 2007 by $0.12 and $0.22, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0 for income tax purposes for the six months ended June 30, 2008. The net operating loss carry forwards for United States income taxes amounted to $1,004,414 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2025 and continue through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The accumulated valuation allowance as of June 30, 2008 amounted to $341,501. Management will review this valuation allowance periodically and make adjustments as warranted.

Taxes payable

Taxes payable as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
VAT taxes (credit) payable	$(63,939)	$71,367
Income taxes payable	45,462	5,915
Sales taxes	1,467,109	979,999
Other taxes payable	22,132	31,054
Total	$1,470,764	$1,088,335

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2008 and 2007. The contributions are charged to the income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $74,147 and $38,691 for the three months ended June 30, 2008 and 2007, respectively. The aggregate contributions of the Company to retirement benefit schemes amounted to $124,927 and $75,687 for the six months ended June 30, 2008 and 2007, respectively.

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
June 30, 2008
(Unaudited)

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the six months ended June 30, 2008 and 2007, the Company did not make any contribution to this fund. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

On May 17, 2007, the Beijing Shunyi District Business Administration approved the Company to increase registered capital from RMB 50,000,000 to RMB 100,000,000. $605,000 or RMB 5,000,000 was approved by the Beijing Shunyi District Business Administration to be transferred out from this surplus reserve fund as an increase of registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the six months ended June 30, 2008 and 2007.

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

On December 5, 2006, under the SPA, the Company issued 923,078 units of common stock at $3.25 per share, Series A warrants expiring on December 5, 2011 to acquire 184,617 shares at $3.58 per share and Series B warrants also on December 5, 2011 to acquire 184,617 shares at $4.88 per share. The Company issued 69231 warrants at exercise price of $3.25 per share, expiring December 5, 2011.

On January 30, 2008, the Company’s 2008 Omnibus Long-term Incentive Plan was adopted and approved by shareholders. Pursuant to the 2008 Omnibus Long-term Incentive Plan, the Company reserved 2,000,000 shares of our common stock for issuance.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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
June 30, 2008
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

On June 23, 2008, a total of 5,000 warrants were converted into 3,634 shares of common stock by the warrants holders using the cashless exercise options.

The Company’s warrant activity is as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2006	1,169,306	1,169,306	$4.23	4.58
Granted	50,000		$4.25
Forfeited
Exercised	(1,164,306)	(1,164,306)	$4.23
Outstanding, December 31, 2007	55,000	5,000	$4.19	4.08
Granted		50,000	$4.25
Forfeited
Exercised	(5,000)	(5,000)	$3.25
Outstanding, June 30, 2008	50,000	50,000	$4.25	3.58

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

The Company’s stock was not traded when the options were granted. Therefore, the Company had to estimate the market value of its shares. There was no significant change in the business between July and October 2006, therefore, the Company used the fair value from the October 27 transaction of $2.26 and took a discount of 30%, to estimate a market price of $1.58. At that market price, the 750,000 employee options had a fair value of approximately $834,000. Because 50% of the options vested immediately, the related compensation expense was recognized as the options vest, rather than on a straight-line basis over the total vesting period, as the amount recognized at any point in time must be at least equal to the portion vested. For the three months ended June 30, 2008 and 2007, the expense recognized amounted to $7,000 and $47,000, respectively. The expense recognized for the six months ended June 30, 2008 and 2007 amounted to $21,000 and $112,000, respectively.

On April 20, 2007, CFPG issued 9,500 options to the Company’s four independent directors as part of their compensation. The options will vest immediately after one year from the issuance date. The fair value of these warrants was determined to be $19,428 using the Black Sholes model with the following assumptions: volatility 45%; risk free interest rate 4.57%; dividend yield of 0% and expected term of 5 years. Options were vested immediately at exercise price of $4.51 per share which was the close price of the Company’s stock on April 19, 2007. Because the services that the independent directors are to provide started from the second quarter of 2007 and will last for one year, the related compensation expense is recognized on a straight-line basis over the total service period. The compensation expense for the three months ended June 30, 2008 and 2007 was $4,856 and $0, respectively. The compensation expense for the six months ended June 30, 2008 was $4,856 and $4,857, respectively.

On July 1, 2007, CFPG issued 20,000 options to Mr. Yuan, Xiaoyuan, who joined the Company as Chief Accounting Officer on the same day. The options will vest evenly each quarter over the following four years, starting from the third quarter of 2007. The Company used the Black Sholes model to value the options at the time they were issued, based on the exercise price of $6.70, which was the close price of the Company’s stock on June 30, 2007 and expiration dates of the instruments and using a risk-free rate of 4.84% and the volatility of 40% that was estimated by analyzing the trading history of the Company’s stock. At that market price, the 20,000 employee options had a fair value of $57,178. Because the options will vest each quarter over the following four years, the related compensation expense is recognized on a straight-line basis over the total vesting period. The expense recognized for the three months and six months ended June 30, 2008 was $3,574 and $7,148, respectively.

The Company has stock options as follows:

		Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Outstanding, December 31, 2006	750,000	$1.25	2,250,000
Granted	29,500	$5.99
Forfeited
Exercised
Outstanding, December 31, 2007	779,500	$1.43	8,925,615
Granted
Forfeited
Exercised
Outstanding, June 30, 2008	779,500	$1.43	5,160,290

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Following is a summary of the status of options outstanding at June 30, 2008:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life
750,000	1.25	3.00	703,125	1.25	3.00
9,500	4.51	3.83	9,500	4.51	3.83
20,000	6.70	4.00	5,000	6.70	4.00

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

Three Months Financial Results

Comparison of the three months ended on June 30, 2008 and 2007:

	Three months ended June 30,
	2008	2007
Revenues	$16,653,724	$11,547,185
Cost of revenues	6,469,431	5,237,672
Gross profits	10,184,293	6,309,513
Operating expenses	3,585,029	2,785,091
Income from operations	6,599,264	3,524,422
Total other income(expense)	88,289	718,099
Change in fair value of derivative instruments	-	371,628
Income before income taxes and minority interest	6,687,553	4,242,521
Income taxes	11,453	-
Minority interest	-	-
Net profit (loss)	6,676,100	4,242,521
Foreign exchange adjustment	1,293,683	514,775
Comprehensive income	7,969,783	4,757,296
weighted average number of shares-basic	27,557,297	26,461,678
weighted average number of shares-diluted	28,200,785	27,164,207
earning per share-basic	0.24	0.16
earning per share-diluted	0.24	0.16

Total revenues were approximately $16.7 million for the three months ended June 30, 2008 as compared to approximately $11.5 million for the three months ended June 30, 2007, an increase of approximately $5.1 million or 44.2 percent. This increase was primarily due to increases in our revenues from system contracting projects and maintenance services during the period. The Company recognized revenues from 177 total solution, product sales and maintenance contracts for the three months ended June 30, 2008 as compared to 109 contracts for the three months ended June 30, 2007.

The revenues from total solution contracts increased by 47.2 percent to $14.6 million with 104 contracts executed for the three months ended June 30, 2008, compared to $9.9 million with 71 contracts executed for the same period of last year. The revenues from product sales were $1.5 million with 39 contracts executed for the three months ended June 30, 2008, compared to $1.5 million with 29 contracts executed for the same period of last year. The revenues from maintenance service increased by 364.1 percent to $0.6 million with 34 contracts executed for the three months ended June 30, 2008, compared to $0.1 million with 9 contracts executed for the same period of last year. In particular, the three largest customers were Capital Iron and Steel Group, Anshan Iron and Steel Group and Baotou Iron and Steel Group, which collectively contributed approximately $9.3 million of the revenues, representing 55.3 percent of our total revenues for this period.

Gross profit for the three months ended June 30, 2008 was approximately $10.2 million compared to $6.3 million for the three months ended June 30, 2007, an increase of approximately $3.9 million. Gross margin during this period was 61.2 percent, which is higher than the gross margin of 54.6 percent for the same period of 2007. The increase in the gross margin was mainly attributable to the execution of total solution contracts contributing higher gross margins and a higher percentage of revenue contribution from the sales of the Company’s self-manufactured proprietary products which enjoy higher gross margins.

Operating expenses were approximately $3.6 million for the three months ended June 30, 2008 compared to approximately $2.8 million for the three months ended June 30, 2007. This represents an increase of approximately $0.8 million or 28.7 percent. Compared to the same period of last year, the Company increased the number of employees and the expenditure in sales incentive compensation and raised the compensation for management to be in line with other US public companies. The increase in operating expenses is also attributable to increased R&D expenses in new product development and improvement in our existing product offerings.

Operating income was approximately $6.6 million for the three months ended June 30, 2008 as compared to approximately $3.5 million for the three months ended June 30, 2007, representing an increase of 87.2 percent. The improvement in operating income was mainly attributable to the increased revenues and improved gross margin during the period.

Total other income was $88,289 for the three months ended June 30, 2008, compared to $718,099 for the three months ended June 30, 2007, which included a one-time non-cash gain of $371,628 due to the change in fair value of derivative instruments in 2007.

Provision for income tax was $11,453 for the three months ended June 30, 2008, compared to no provisions for income tax for the three months ended June 30, 2007.

Net income was approximately $6.7 million for the three months ended June 30, 2008 as compared to approximately $4.2 million net income for the three months ended June 30, 2007, representing an increase of $2.4 million or 57.4 percent.

Excluding a one-time non-cash gain of $371,628 for the change in fair value of derivative instrument in the three months ended June 30, 2007, the non-GAAP net income for the three months ended June 30, 2007 was $3.9 million. Our GAAP net income for the three months ended June 30, 2008 increased 72.5 percent in comparison to the non-GAAP net income for the three months ended June 30, 2007. The reason for the increase in our net income was mainly due to the increase in the Company’s revenues and the improvement in gross margin.

Currency translation adjustments resulting from RMB appreciation process amounted to $1.3 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $8.0 million for the three months ended June 30, 2008 as compared to approximately $4.8 million comprehensive income for the three months ended June 30, 2007, representing an increase of $3.2 million or 67.5 percent.

Six Months Financial Results

Comparison of the six months ended on June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
Revenues	$31,350,350	$21,046,647
Cost of revenues	13,121,662	9,721,227
Gross profits	18,228,688	11,325,420
Operating expenses	6,979,712	4,524,322
Income from operations	11,248,976	6,801,098
Total other income(expense)	227,999	1,571,542
Change in fair value of derivative instruments	-	1,205,791
Income before income taxes and minority interest	11,476,975	8,372,640
Income taxes	60,095	-
Minority interest	-	-
Net profit (loss)	11,416,880	8,372,640
Foreign exchange adjustment	3,360,599	810,334
Comprehensive income	14,777,479	9,182,974
weighted average number of shares-basic	27,559,095	26,461,678
weighted average number of shares-diluted	28,179,595	27,085,807
earning per share-basic	0.41	0.32
earning per share-diluted	0.41	0.31

Total revenues were approximately $31.4 million for the six months ended June 30, 2008 as compared to approximately $21.0 million for the six months ended June 30, 2007, an increase of approximately $10.3 million or 49.0 percent. This increase was primarily due to increases in our revenues from system contracting projects and maintenance services during the period. The Company recognized revenues from 233 total solution, product sales and maintenance contracts for the six months ended June 30, 2008 as compared to 144 contracts for the six months ended June 30, 2007.

The revenues from total solution contracts increased by 50.8 percent to $25.9 million with 138 contracts executed for the six months ended June 30, 2008, compared to $17.2 million with 81 contracts executed for the same period of last year. The revenues from product sales were $4.4 million with 59 contracts executed for the six months ended June 30, 2008, compared to $3.6 million with 49 contracts executed for the same period of last year. The revenues from maintenance service increased by 332.6 percent to $1.0 million with 36 contracts executed for the six months ended June 30, 2008, compared to $0.2 million with 14 contracts executed for the same period of last year. In particular, the three largest customers were Capital Iron and Steel Group, Anshan Iron and Steel Group and Datang Tashan Power Plant, which collectively contributed approximately $11.8 million of the revenues, representing 37.7 percent of our total revenues for this period.

Gross profit for the six months ended June 30, 2008 was approximately $18.2 million, as compared to $11.3 million for the six months ended June 30, 2007, an increase of approximately $6.9 million. Gross margin during this period was 58.1 percent, which is higher than the gross margin of 53.8 percent for the same period of 2007. The increase in the gross margin was mainly attributable to the execution of total solution contracts which contributed higher gross margins and a higher percentage of revenue contribution from the sales of the Company’s self-manufactured proprietary products which enjoy higher margins.

Operating expenses were approximately $7.0 million for the six months ended June 30, 2008, as compared to approximately $4.5 million for the six months ended June 30, 2007. This represents an increase of approximately $2.5 million or 54.3 percent. Compared to the same period of last year, the Company increased the number of employees, its expenditures in sales incentive compensation and raised the compensation for management to be in line with other US public companies. The increase in operating expenses is also attributable to increased R&D expenses in new product development and improvement in our existing product offerings.

Operating income was approximately $11.2 million for the six months ended June 30, 2008 as compared to approximately $6.8 million for the six months ended June 30, 2007, representing an increase of 65.4 percent. The improvement in operating income was mainly attributable to the increased revenues and improved gross margin during the period.

Total other income was $227,999 for the six months ended June 30, 2008, compared to $1,571,542 for the six months ended June 30, 2007, which included a one-time non-cash gain of $1,205,791 million due to the change in fair value of derivative instruments.

Provision for income tax was $60,095 for the six months ended June 30, 2008, compared to no provisions for income tax for the six months ended June 30, 2007.

Net income was approximately $11.4 million for the six months ended June 30, 2008 as compared to approximately $8.4 million net income for the six months ended June 30, 2007, representing an increase of $3.0 million or 36.4 percent. Excluding a one-time non-cash gain of $1.2 million for the change in fair value of derivative in the six months ended June 30, 2007, the non-GAAP net income for the six months ended June 30 of 2007 was $7.2 million. Our GAAP net income for the six months ended June 30, 2008 increased 59.3 percent in comparison to the non-GAAP net income for the six months ended June 30, 2007. The reason for the increase in the net income was mainly due to the increase in the Company’s revenues and improvement in gross margin.

Currency translation adjustments resulting from RMB appreciation process amounted to $3.4 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $14.8 million for the six months ended June 30, 2008 as compared to approximately $9.2 million comprehensive income for the six months ended June 30, 2007, representing an increase of $5.6 million or 60.9 percent.

Liquidity and Capital Resources

As of June 30, 2008, we had working capital of $54.1 million including cash and cash equivalents of $20.5 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Six Months Ended June 30,
	2008	2007

Net cash provided by (used in) operating activities	$3,457,448	$(62,359)
Net cash (used in) investing activities	(663,537)	(783,313)
Net cash provided by financing activities	(474,018)	(325,736)
Effect of foreign currency translation on cash and cash equivalents	1,088,574	232,635
Net cash flow	$3,408,467	$(938,773)

Operating Activities

Net cash provided by operating activities was approximately $3.5 million for the six months ended June 30, 2008 as compared to $62,359 net cash used in operating activities for the same period in 2007. Net cash provided by operating activities in the six months ended June 30, 2008 was mainly due to the results of net income of $11.4 millions during the period, a $7.8 million increase in customer deposits and a $1.8 million increase in accrued liabilities, offset by a $1.5 million increase in account receivable, a $2.6 million increase in notes receivable, a $1.2 million increase in inventories, a $10.8 million increase in costs and estimated earnings in excess of billings and a $2.3 million decrease in billings in excess of costs and estimated earnings.

The increase of $10.8 million in costs and estimated earnings in excess of billings was mainly due to the increased number of projects where we have recognized revenues more than we have billed the customers for these projects, while the decrease of $2.3 million in billings in excess of costs and estimated earnings was mainly due to the decreased number of projects where we have billed our customers less than we have recognized revenues for these projects.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2008 was $663,537 as compared to net cash used in investing activities of $783,313 in the same period of 2007. The cash used in investing activities in the six months ended June 30, 2008 was mainly attributable to capital expenditure in the purchase of new equipments and the improvement of office and manufacturing facilities.

Financing Activities

Net cash used by financing activities in the six months ended June 30, 2008 totaled $474,018 as compared to $325,736 used in financing activities in the same period of 2007. The cash used by financing activities in the six months ended June 30, 2008 was mainly attributable to the increase in restricted cash during the period.

As a result of the total cash activities, net cash increased $3.4 million from December 31, 2007 to June 30, 2008.  We believe that our currently available working capital of $54.1 million including cash and cash equivalents of $20.5 million should be adequate to sustain our operations at our current level and our anticipated expansion.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures.

a)   Evaluation of Disclosure Controls. Brian Lin, our Chief Executive Officer and Robert Yuan, our Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Mr. Lin and Mr. Yuan concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

  (b)   Changes in internal control over financial reporting. Other than training our staff in US GAAP accounting skills and implementing stronger internal audit function during the last quarter, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 12, 2008, the Company announced the authorization of a stock repurchase program (the "repurchase program"). Under the repurchase program, the Company may repurchase up to 5 million shares of its outstanding common stock on the open market or in negotiated transactions. The Company did not make any repurchases under the repurchase program in the second quarter of 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

CHINA FIRE & SECURITY GROUP, INC.

Dated: August 13, 2008	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer