Form 10-Q
period 2008-09-30
CHINA FIRE & SECURITY GROUP, INC.
filed 2008-11-14
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008
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

As of November 12, 2008, the Registrant had 27,586,593 shares of common stock outstanding.

China Fire & Security Group, Inc.

Item 1. Financial Statements

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS
	September 30,	December 31,
	2008	2007
CURRENT ASSETS:	(Unaudited)
Cash	$21,805,340	$17,110,449
Restricted cash	5,177,631	3,829,927
Accounts receivable, net of allowance for doubtful accounts of $3,188,660 and
$2,483,359 as of September 30, 2008 and December 31, 2007, respectively	19,159,300	16,525,161
Notes receivable	5,139,588	3,315,811
Other receivables	1,291,967	748,195
Other receivable - related party	329,884	-
Inventories	7,752,813	4,048,283
Costs and estimated earnings in excess of billings	28,786,789	13,068,036
Employee advances	1,147,653	1,307,433
Employee advances - officers and directors	36,910	18,682
Prepayments and deferred expenses	3,562,333	2,218,391
Total current assets	94,190,208	62,190,368

PLANT AND EQUIPMENT, net	8,372,761	6,568,250

OTHER ASSETS:
Restricted cash - non current	990,616	-
Accounts receivable - retention	831,043	193,029
Deferred expenses - non current	-	21,234
Advances on building and equipment purchases	156,709	366,317
Investment in joint ventures	1,166,782	1,156,294
Intangible assets, net of accumulated amortization	1,133,601	1,150,935
Total other assets	4,278,751	2,887,809

Total assets	$106,841,720	$71,646,427

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,515,936	$6,327,182
Customer deposits	16,168,355	4,757,179
Billings in excess of costs and estimated earnings	3,363,588	4,882,217
Other payables	1,338,031	168,868
Accrued liabilities	5,346,951	4,214,530
Taxes payable	1,454,849	1,088,335
Total current liabilities	35,187,710	21,438,311

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized,
27,586,593 and 27,556,893 shares issued and outstanding as of
September 30, 2008 and December 31, 2007, respectively	27,586	27,556
Additional paid-in-capital	19,353,835	19,317,287
Statutory reserves	5,067,061	5,067,061
Retained earnings	40,102,939	22,228,095
Accumulated other comprehensive income	7,102,589	3,568,117
Total shareholders' equity	71,654,010	50,208,116

Total liabilities and shareholders' equity	$106,841,720	$71,646,427

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
System contracting projects	$15,173,858	$6,105,899	$41,060,246	$23,270,285
Products	978,806	5,188,117	5,393,942	8,827,922
Maintenance services	590,603	302,954	1,639,429	545,410
Total revenues	16,743,267	11,596,970	48,093,617	32,643,617

COST OF REVENUES
System contracting projects	6,459,973	2,539,812	18,001,928	10,564,382
Products	117,258	2,065,515	1,176,638	3,705,298
Maintenance services	301,605	124,211	821,932	181,085
Total cost of revenues	6,878,836	4,729,538	20,000,498	14,450,765

GROSS PROFIT	9,864,431	6,867,432	28,093,119	18,192,852

OPERATING EXPENSE
Selling and marketing	1,582,557	1,205,360	4,592,598	3,058,663
General and administrative	1,268,864	1,297,037	4,021,984	3,390,596
Depreciation and amortization	123,829	128,394	445,779	387,933
Research and development	762,382	139,205	1,656,983	457,126
Total operating expense	3,737,632	2,769,996	10,717,344	7,294,318

INCOME FROM OPERATIONS	6,126,799	4,097,436	17,375,775	10,898,534

OTHER INCOME (EXPENSE)
Other income	280,094	249,537	501,737	577,535
Other expense	(3,675)	(1,400)	(89,063)	(7,817)
Interest income	48,010	46,462	139,754	90,632
Change in fair value of derivative instruments	-	-	-	1,205,791
Total other income	324,429	294,599	552,428	1,866,141

INCOME BEFORE PROVISION FOR INCOME TAXES	6,451,228	4,392,035	17,928,203	12,764,675

PROVISION (CREDIT) FOR INCOME TAXES	(6,736)	-	53,359	-

NET INCOME	6,457,964	4,392,035	17,874,844	12,764,675

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	173,873	540,152	3,534,472	1,350,486

COMPREHENSIVE INCOME	$6,631,837	$4,932,187	$21,409,316	$14,115,161

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,572,112	27,026,221	27,562,087	26,649,859
Earnings per share	$0.23	$0.16	$0.65	$0.48

DILUTED EARNINGS PER SHARE
Weighted average number of shares	28,259,171	27,825,442	28,205,583	27,436,695
Earnings per share	$0.23	$0.16	$0.63	$0.47

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
						Accumulated
				Retained Earnings		other
	Common Stock		Additional	Statutory		comprehensive
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2006	26,461,678	$26,462	$13,393,171	$4,030,627	$6,462,893	$1,065,522	$24,978,675

Net income					12,764,675		12,764,675
Warrants reclassified from liabilities			1,475,020				1,475,020
Issuance of common stock	876,985	877	3,638,768				3,639,645
Warrants exercised	90,147	90	(90)				-
Warrants issued for services			94,274				94,274
Options issued to employees			159,288				159,288
Adjustment to statutory reserves				(605,000)	605,000		-
Foreign currency translation adjustment						1,350,486	1,350,486

BALANCE, September 30, 2007 (Unaudited)	27,428,810	$27,429	$18,760,431	$3,425,627	$19,832,568	$2,416,008	$44,462,063

Net income					4,036,961		4,036,961
Issuance of common stock	107,695	106	525,446				525,552
Warrants exercised	20,388	21	(21)				-
Options issued to employees			31,431				31,431
Adjustment to statutory reserves				1,641,434	(1,641,434)		-
Foreign currency translation adjustment						1,152,109	1,152,109

BALANCE, December 31, 2007	27,556,893	$27,556	$19,317,287	$5,067,061	$22,228,095	$3,568,117	$50,208,116

Net income					17,874,844		17,874,844
Options issued to employees			36,578				36,578
Warrants exercised	29,700	30	(30)				-
Foreign currency translation adjustment						3,534,472	3,534,472

BALANCE, September 30, 2008 (Unaudited)	27,586,593	$27,586	$19,353,835	$5,067,061	$40,102,939	$7,102,589	$71,654,010

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Nine months ended
	September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,874,844	$12,764,675
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	652,290	409,261
Amortization	56,224	35,539
Provision for doubtful accounts	527,870	465,482
Gain on disposal of equipment	(32,828)	(9,136)
Stock compensation to employees	36,579	159,288
Warrants issued for services	-	94,274
Change in fair value of derivative instruments	-	(1,205,791)
Change in operating assets and liabilities
Accounts receivable	(2,635,095)	(3,389,580)
Notes receivable	(1,569,203)	(337,052)
Other receivables	(483,680)	(458,743)
Other receivables - related party	(323,278)	-
Inventories	(3,364,122)	26,023
Costs and estimated earnings in excess of billings	(14,544,590)	(2,145,503)
Employee advances	262,093	(814,369)
Advances to officers and directors	(36,171)	(10,130)
Prepayments and deferred expenses	(1,149,078)	(1,090,443)
Accounts payable	754,464	617,376
Customer deposits	10,869,806	2,070,561
Billings in excess of costs and estimated earnings	(1,809,272)	(4,684,877)
Other payables	1,134,642	156,501
Accrued liabilities	838,157	586,981
Taxes payable	287,605	(3,407)
Net cash provided by operating activities	7,347,257	3,236,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,637,531)	(971,743)
Advances on building and equipment purchase	(156,709)	(2,345,809)
Proceeds from sale of equipment	67,839	19,646
Purchase of intangible assets	-	(608,782)
Payments for investment in Hubei Sureland Changjiang Fire Safety Technology Co., Ltd.	-	(148,930)
Payments for investment in King Galaxy Investments Limited	-	(1,000,000)
Proceeds from sale of investment in Tianjin Fire Safety Equipment Co., Ltd.	-	510,829
Proceeds from sale of Beijing Zhong Xiao Fire Safety Technology Co., Ltd	-	1,060,535
Net cash used in investing activities	(1,726,401)	(3,484,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(2,039,634)	841,349
Payments to Beijing Zhong Xiao Fire Safety Technology Co., Ltd.	-	(2,447,101)
Proceeds from Beijing Zhong Xiao Fire Safety Technology Co., Ltd	-	1,353,955
Proceeds from issuance of common stock	-	3,639,645
Net cash (used in) provided by financing activities	(2,039,634)	3,387,848

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,113,669	412,282

INCREASE IN CASH	4,694,891	3,552,806
CASH, beginning of period	17,110,449	9,426,091

CASH, end of period	$21,805,340	$12,978,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$36,473	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant liability to paid-in capital
upon modification of warrants agreement	$-	$1,475,020
Reclassification of advances on building and equipment purchase
to plant and equipment upon receipt of purchase	$390,898	$-

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 1 - Background

China Fire & Security Group Inc. (the “Company”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacturing and sales of fire protection products and services for industrial customers in China.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group Inc. and subsidiaries reflect the activities of the parent and the following subsidiaries:

Subsidiaries	Incorporated in	Ownership Percentage
China Fire Protection Group Inc (“CFPG”)	British Virgin Islands	100%
Sureland Industrial Fire Safety Limited (“Sureland Industrial”)	People’s Republic of China	100%
Sureland Industrial Fire Equipment Co. Ltd (“Sureland Equipment”)	People’s Republic of China	100%
Tianxiao Fire Safety Equipment Co., Ltd. (“Tianxiao Equipment”)	People’s Republic of China	100%
Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”)	People’s Republic of China	100%

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from system contracting projects under the percentage of completion method, determining the fair value of stock based compensation and the allowance of doubtful accounts. Management evaluates all of its estimates and judgments on an on-going basis.

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

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue is presented net of a value-added tax (VAT). All of the Company’s products that are sold in the People’s Republic of China (“PRC”) are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Shipping and handling

Costs related to shipping and handlings are included in cost of revenue pursuant to EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.”

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

Translation adjustments amounted to $7,102,589 and $3,568,117 as of September 30, 2008 and December 31, 2007, respectively. Asset and liability accounts at September 30, 2008 were translated at 6.84 RMB to $1.00 as compared to 7.29 RMB at December 31, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts for the nine months ended September 30, 2008 and 2007 were 6.97 RMB and 7.65 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. For the three months ended September 30, 2008 and 2007, depreciation expense amounted to $ 325,742 and $140,393 respectively. Depreciation expense amounted to $652,290 and $409,261 for the nine months ended September 30, 2008 and 2007, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

Long-term assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Buildings and improvements	$5,418,087	$5,077,373
Transportation equipment	2,553,048	1,985,701
Machinery	1,193,576	970,500
Office equipment	1,223,402	1,047,350
Furniture	38,386	35,972
Construction in progress	971,356	-
Total	11,397,855	9,116,896
Less accumulated depreciation	(3,025,094)	(2,548,646)
Plant and equipment, net	$8,372,761	$6,568,250

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2008 and December 31, 2007, the Company had deposits (including restricted cash balances) totaling to $27,973,587 and $20,940,016, that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company has one major customer who represents approximately 34% and 21% of the Company’s sales for both the three months and nine months ended September 30, 2008. Accounts receivable from this customer was $0 as of September 30, 2008. The Company had one major customer who represents approximately 23% of the Company’s sales for the nine months ended September 30, 2007. Accounts receivable from this customer was $0 as of September 30, 2007.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates at its market value.

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired. The amounts are $6,168,247 and $3,829,927 as of September 30, 2008 and December 31, 2007, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

	September 30, 2008 (Unaudited)	December 31, 2007
Restricted cash
Products sales	$1,279,427	$102,355
System contracting projects	4,888,820	3,727,572
Total restricted cash	6,168,247	$3,829,927
Restricted cash - non current	(990,616)	-
Restricted cash - current	$5,177,631	3,829,927

Inventories

Inventories are stated at the lower of cost or market, using weighted average method. Inventories consisted of the following at:

	September 30, 2008 (Unaudited)	December 31, 2007
Raw materials	$1,153,522	$310,255
Finished goods	4,816,764	2,617,638
Work in progress	1,782,527	1,120,390
Total	$7,752,813	$4,048,283

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of September 30, 2008 and December 31, 2007 the Company determined no reserves are necessary.

Accounts receivable

Accounts receivable represents amounts due from customers for products sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt.

Accounts receivable consists of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Accounts receivable:
System contracting projects	$12,640,635	$10,296,762
Maintenance services	2,287,425	670,357
Products sales	8,250,943	8,234,430
Total accounts receivable	23,179,003	19,201,549
Allowance for bad debts	(3,188,660)	(2,483,359)
Accounts receivable, net	19,990,343	16,718,190
Accounts receivable - non-current retentions	(831,043)	(193,029)
Accounts receivable - current	$19,159,300	$16,525,161

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The activity in the allowance for doubtful accounts for trade accounts receivable for the nine months ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Beginning allowance for doubtful accounts	$2,483,359	$1,252,947
Additional charged to bad debt expense	527,870	1,111,051
Write-off charged against the allowance	-	(12,700)
Foreign currency translation adjustment	177,431	132,061
Ending allowance for doubtful accounts	$3,188,660	$$2,483,359

Retentions held by customers of system contracting projects included in the Company’s accounts receivable as following:

	September 30, 2008 (Unaudited)	December 31, 2007
Retentions
Current	$2,158,523	$2,829,250
Non-current	831,043	193,029
Total retentions	$2,989,566	$3,022,279

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

	September 30, 2008 (Unaudited)	December 31, 2007
Contract costs incurred plus recognized
profits less recognized losses to date	$71,961,987	$50,877,880
Less: progress billings	43,175,198	37,809,844
Costs and estimated earnings in excess of billings	$28,786,789	$13,068,036

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

	September 30, 2008 (Unaudited)	December 31, 2007
Progress billings	$22,331,319	$15,713,786
Less: contracts costs incurred plus recognized
profits less recognized losses to date	18,967,731	10,831,569
Billings in excess of costs and estimated
earnings	$3,363,588	$4,882,217

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

Warranties

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship is rare. Therefore, at September 30, 2008 and December 31, 2007, the Company made no provision for warranty claims for our products. Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation when the estimated amount become material at the time revenue is recorded.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

The Company invested $166,782 to Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% ownership and invested $1,000,000 to King Galaxy Investments Limited for 5% ownership. Total investment as of September 30, 2008 amounted to $1,166,782. Since there is no quoted or observable market price for the fair value of similar long term in joint venture, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contribution to the joint ventures.

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Intangible assets

Land use rights - All land in the People’s Republic of China is owned by the government. However, the government grants the user “land use rights”. The Company acquired land use rights in 2001 and the land use rights expire in 2051. The costs of these rights are being amortized over fifty years using the straight-line method

Technology rights - In May 2007, the Company acquired two technology rights to manufacture fire protection products for and the costs of these rights are being amortized over ten years using the straight-line method

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

	September 30, 2008 (Unaudited)	December 31, 2007
Land use rights	$768,689	$720,445
Technology rights	608,745	608,745
Accumulated amortization	(243,833)	(178,255)
Balance	$1,133,601	$1,150,935

Amortization expense amounted to $18,816 and $18,658 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense amounted to $56,224 and $35,539 for the nine months ended September 30, 2008 and 2007, respectively.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008, the Company expects these assets to be fully recoverable.

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
September 30, 2008
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

In principal, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

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

VAT on sales and VAT on purchases amounted to $1,573,500 and $1,195,867 for the three months ended September 30, 2008, and $1,687,472 and $971,409 for the three months ended September 30, 2007 respectively. VAT on sales and VAT on purchases amounted to $4,291,620 and $3,266,583 for the nine months ended September 30, 2008, and $4,313,715 and $3,397,843 for the nine months ended September 30, 2007 respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Recently issued accounting pronouncements

In February 2007, the FASB SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will triggered liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact of the adoption of EITF 07-5 on the Company’s consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is not permitted. Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for earnings per share	$6,457,964	$4,392,035	$17,874,844	$12,764,675

Weighted average shares used in basic computation	27,572,112	27,026,221	27,562,087	26,649,859
Diluted effect of stock options and warrants	687,059	799,221	643,496	786,836
Weighted average shares used in diluted computation	28,259,171	27,825,442	28,205,583	27,436,695

Earnings per share:
Basic	$0.23	$0.16	$0.65	$0.48
Diluted	$0.23	$0.16	$0.63	$0.47

For the three and nine months ended September 30, 2008 and 2007, all options and warrants have been included in the calculation of diluted earnings per share.

Note 4 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $5,139,588 and $3,315,811 as of September 30, 2008 and December 31, 2007, respectively.

Note 5 - Other receivable from related party

The Company has other receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubi Shou An”), which the Company has 19% interest in. Receivable due from Hubei Shou An was $329,884 and $0 as of September 30, 2008 and December 31, 2007, respectively. This balance was for the operating cash flow in Hubei Shou An and expected to be repaid by December 31, 2008 in cash.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them start performing the services. Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $3,562,333 and $2,218,391 as of September 30, 2008 and December 31, 2007, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $166,782 (RMB 1,140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC. Investment is recorded under cost method.

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

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders and maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. Customer deposits also represent amounts advanced by customers on system contracting projects deposits. The advance payment will apply to the invoices when the Company billed our customer based on the progression of the projects. As of September 30, 2008 and December 31, 2007, customer deposits amounted to $16,168,355 and $4,757,179, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of balance sheet date for system contracting projects. As of September 30, 2008 and December 31, 2007, accrued liabilities amounted to $5,346,951 and $4,214,530, respectively.

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
September 30, 2008
(Unaudited)

Under the Income Tax Laws of Beijing State Administration Taxation of PRC, any enterprise with manufacturing operations in the City of Beijing who is a wholly owned subsidiary of a foreign enterprise is subject to income tax rate of 24%.

The Company’s subsidiaries are paying the following tax rate for the three months and nine months ended September 30, 2007.

Subsidiaries	Percentage of exemption	Effective income tax rate
Sureland Industrial	100%	0%
Sureland Equipment	100%	0%
Beijing Hua	100%	0%
Tianxiao Equipment	0%	33%

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

The Company’s subsidiaries are paying the following tax rate for the three months and nine months ended September 30, 2008.

Subsidiaries	Percentage of exemption	Effective income tax rate
Sureland Industrial	100%	0%
Sureland Equipment	50%	12.5%
Beijing Hua	100%	0%
Tianxiao Equipment	0%	25%

The credit for income taxes for the three months ended September 30, 2008 and 2007 amounted to $6,737 and $0, respectively. The provision for income taxes amounted to $53,359 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and nine months ended September 30:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

	2008	2007	2008	2007
	(Three months ended)	(Three months ended)	(Nine months ended)	(Nine months ended)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	33.0	25.0	(33.0)
China income tax exemption	(25.0)	(33.0)	(24.7)	(33.0)
Total provision (credit) for income taxes	(0.0)%	0.0%	0.3%	0.0%

The estimated tax savings for the three months ended September 30, 2008 and 2007 amounted to $1,414,294 and $1,638,589, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the three months ended September 30, 2008 and 2007 by $0.05 and $0.06, respectively. The estimated tax savings for the nine months ended September 30, 2008 and 2007 amounted to $4,611,290 and $4,124,617, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic earnings per share for the nine months ended September 30, 2008 and 2007 by $0.17 and $0.15, respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0 for income tax purposes for the nine months ended September 30, 2008. The net operating loss carry forwards for United States income taxes amounted to $1,004,414 may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2025 and continue through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The accumulated valuation allowance as of September 30, 2008 amounted to $341,501 will review this valuation allowance periodically and make adjustments as warranted.

Taxes payable

Taxes payable consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
VAT taxes payable	$-	$71,367
Income taxes payable	22,877	5,915
Sales taxes	1,401,580	979,999
Other taxes payable	30,392	31,054
Total	$1,454,849	$1,088,335

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2008 and 2007. The contributions are charged to the income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $54,879 and $58,460 for the three months ended September 30, 2008 and 2007, respectively. The aggregate contributions of the Company to retirement benefit schemes amounted to $179,806 and $134,147 for the nine months ended September 30, 2008 and 2007, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the nine months ended September 30, 2008 and 2007, the Company did not make any contribution to this fund. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

On May 17, 2007, the Beijing Shunyi District Business Administration approved the Company to increase registered capital from RMB 50,000,000 to RMB 100,000,000. $605,000 or RMB 5,000,000 was approved by the Beijing Shunyi District Business Administration to be transferred out from this surplus reserve fund as an increase of registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the nine months ended September 30, 2008 and 2007.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 13 - Shareholders’ equity

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
September 30, 2008
(Unaudited)

On June 23, 2008, a total of 5,000 warrants were converted into 3,634 shares of common stock by the warrants holders using the cashless exercise options.

On August 21, 2008, a total of 40,000 warrants were converted into 26,066 shares of common stock by the warrants holders using the cashless exercise options..

The Company’s warrant activity is as follows:

				Average
			Weighted	Remaining
	Warrants	Warrants	Average Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2006	1,169,306	1,169,306	$4.23	4.58
Granted	50,000		$4.25
Forfeited
Exercised	(1,164,306)	(1,164,306)	$4.23
Outstanding, December 31, 2007	55,000	5,000	$4.19	4.08
Granted		50,000	$4.25
Forfeited
Exercised	(45,000)	(45,000)	$4.24
Outstanding, September 30, 2008 (Unaudited)	10,000	10,000	$4.25	3.33

Note 14 - Options issued to employees

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The total compensation expense recognized for the three months ended September 30, 2008 and 2007 was $3,574 and $89,568, respectively, and for the nine months ended September 30, 2008 and 2007 was $36,578 and $253,562, respectively.

The Company has stock options as follows:

		Weighted
	Options	Average Exercise	Aggregate
	Outstanding	Price	Intrinsic Value
Outstanding, December 31, 2006	750,000	$1.25	$2,250,000
Granted	29,500	$5.99
Forfeited
Exercised	779,500	$1.43	$8,925,615
Outstanding, December 31, 2007
Granted
Forfeited
Exercised
Outstanding, September 30, 2008 (Unaudited)	779,500	$1.43	$7,078,340

Following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life
750,000	1.25	2.75	750,000	1.25	2.75
9,500	4.51	3.58	9,500	4.51	3.58
20,000	6.70	3.75	6,250	6.70	3.75

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
September 30, 2008
(Unaudited)

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

By September 30, 2008, Sureland operates more than 30 sales and liaison offices in China.

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

5.
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

Three Months Financial Results

Comparison of the three months ended on September 30, 2008 and 2007:

	Three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$16,743,267	$11,596,970
Cost of revenues	6,878,836	4,729,538
Gross profits	9,864,431	6,867,432
Operating expenses	3,737,632	2,769,996
Income from operations	6,126,799	4,097,436
Total other income(expense)	324,429	294,599
Change in fair value of derivative instruments	-
Income before income taxes and minority interest	6,451,228	4,392,035
Income taxes	(6,736)	-
Minority interest	-	-
Net profit (loss)	6,457,964	4,392,035
Foreign exchange adjustment	173,873	540,152
Comprehensive income	6,631,837	4,932,187
weighted average number of shares-basic	27,572,112	27,026,221
weighted average number of shares-diluted	28,259,171	27,825,442
earning per share-basic	0.23	0.16
earning per share-diluted	0.23	0.16

Total revenues were approximately $16.7 million for the three months ended September 30, 2008 as compared to approximately $11.6 million for the three months ended September 30, 2007, an increase of approximately $5.1 million or 44.4 percent. This increase was primarily due to increase in our revenues from system contracting projects and maintenance services during the period. The Company recognized revenues from 163 total solution, product sales and maintenance contracts for the three months ended September 30, 2008 as compared to 104 contracts for the three months ended September 30, 2007.

The revenues from total solution contracts increased by 148.5 percent to $15.2 million which were derived from 97 contracts for the three months ended September 30, 2008, compared to $6.1 million which were derived from 52 contracts for the same period of last year. The revenues from product sales were $1.0 million which were derived from 28 contracts for the three months ended September 30, 2008, compared to $5.2 million derived from 36 contracts for the same period of last year. The revenues from maintenance service increased by 94.9 percent to $0.6 million which were derived from 38 contracts for the three months ended September 30, 2008, compared to $0.3 million which were derived from 16 contracts for the same period of last year. In particular, the three largest customers were Capital Iron and Steel Group, Datang Tashan Power Plant and Chengde Iron and Steel Group, which collectively contributed approximately $8.1 million of revenues, representing 48.1 percent of total revenues for this period..

Gross profit for the three months ended September 30, 2008 was approximately $9.9 million compared to $6.9 million for the three months ended September 30, 2007, an increase of approximately $3.0 million. Gross margin during this period was 58.9 percent, compared to the gross margin of 59.2 percent for the same period of 2007. The slightly decrease in the gross margin was mainly attributable to the increase in the cost of our raw materials, offset by the execution of total solution contracts which contributed higher gross margins and a higher percentage of revenue contribution from the sales of the Company’s self-manufactured proprietary products which enjoy higher margins.

Operating expenses were approximately $3.7 million for the three months ended September 30, 2008 compared to approximately $2.8 million for the three months ended September 30, 2007. This represents an increase of approximately $1.0 million or 34.9 percent. Compared to the same period of last year, we increased the number of employees and the expenditure in sales incentive compensation. The increase in operating expenses is also attributable to increased R&D expenses in new product development and improvement in our existing product offerings including linear heat detectors and water mist systems.

Operating income was approximately $6.1 million for the three months ended September 30, 2008 as compared to approximately $4.1 million for the three months ended September 30, 2007, representing an increase of 49.5 percent. The improvement in operating income was mainly attributable to the increased revenues during the period. Operating margin for the three months ended September 30, 2008 was 36.6 percent, compared to the operating margin of 35.3 percent for the same period of 2007. The improvement in our operating margin was mainly attributable to our tighter control over general administrative expenses during the period.

Total other income was $280,094 for the three months ended September 30, 2008, compared to $249,537 for the three months ended September 30, 2007. The increase in our total other income was mainly attributable to the increased tax refund to Beijing Hua An during the period.

Credit for income tax was $6,736 for the three months ended September 30, 2008, compared to no provisions for income tax for the three months ended September 30, 2007. The credit for income tax was mainly attributable to the income tax recovery from Tianxiao Equipment during the period.

Our net income was approximately $6.5 million for the three months ended September 30, 2008 as compared to approximately $4.4 million net income for the three months ended September 30, 2007, representing an increase of $2.1 million or 47 percent.

Currency translation adjustments resulting from RMB appreciation process amounted to $173,873 million and $540,152 million for the three months ended September 30, 2008 and 2007, respectively.

The comprehensive income, which adds the currency adjustment to our net income, was approximately $6.6 million for the three months ended September 30, 2008 as compared to approximately $4.9 million comprehensive income for the three months ended September 30, 2007, representing an increase of $1.7 million or 34.5 percent.

Nine Months Financial Results

Comparison of the nine months ended on September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$48,093,617	$32,643,617
Cost of revenues	20,000,498	14,450,765
Gross profits	28,093,119	18,192,852
Operating expenses	10,717,344	7,294,318
Income from operations	17,375,775	10,898,534
Total other income(expense)	552,428	1,866,141
Change in fair value of derivative instruments	-	1,205,791
Income before income taxes and minority interest	17,928,203	12,764,675
Income taxes	53,359	-
Minority interest	-	-
Net profit (loss)	17,874,844	12,764,675
Foreign exchange adjustment	3,534,472	1,350,486
Comprehensive income	21,409,316	14,115,161
weighted average number of shares-basic	27,562,087	26,649,859
weighted average number of shares-diluted	28,205,583	27,436,695
earning per share-basic	0.65	0.48
earning per share-diluted	0.63	0.47

Total revenues were approximately $48.1 million for the nine months ended September 30, 2008 as compared to approximately $32.6 million for the nine months ended September 30, 2007, an increase of approximately $15.5 million or 47.3 percent. This increase was primarily due to increases in our revenues from system contracting projects and maintenance services during the period. The Company recognized revenues from 278 total solution, product sales and maintenance contracts for the nine months ended September 30, 2008 as compared to 196 contracts for the nine months ended September 30, 2007.

The revenues from total solution contracts increased by 76.4 percent to $41.1 million which were derived from 162 contracts for the nine months ended September 30, 2008, compared to $23.3 million which were derived from 99 contracts for the same period of last year. The revenues from product sales were $5.4 million which were derived from 75 contracts for the nine months ended September 30, 2008, compared to $8.9 million which were derived from 72 contracts for the same period of last year. The revenues from maintenance service increased by 200.6 percent to $1.6 million which were derived from 41 contracts for the nine months ended September 30, 2008, compared to $0.5 million which were derived from 25 contracts for the same period of last year. In particular, the three largest customers were Capital Iron and Steel Group, Datang Tashan Power Plant and Anshan Iron and Steel Group, which collectively contributed approximately $15.9 million of the revenues, representing 33.1 percent of our total revenues for this period.

Gross profit for the nine months ended September 30, 2008 was approximately $28.1 million, as compared to $18.2 million for the nine months ended September 30, 2007, an increase of approximately $9.9 million. Gross margin during this period was 58.4 percent, which is higher than the gross margin of 55.7 percent for the same period of 2007. The increase in the gross margin was mainly attributable to the execution of total solution contracts which contributed higher gross margins and a higher percentage of revenue contribution from the sales of the Company’s self-manufactured proprietary products which enjoy higher margins.

Operating expenses were approximately $10.7 million for the nine months ended September 30, 2008, as compared to approximately $7.3 million for the nine months ended September 30, 2007. This represents an increase of approximately $3.4 million or 46.9 percent. Compared to the same period of last year, we increased the number of employees, its expenditures in sales incentive compensation and raised the compensation for management to be in line with other US public companies. The increase in operating expenses is also attributable to increased R&D expenses in new product development and improvement in our existing product offerings including linear heat detectors and water mist systems.

Operating income was approximately $17.4 million for the nine months ended September 30, 2008 as compared to approximately $10.9 million for the nine months ended September 30, 2007, representing an increase of 59.4 percent. The improvement in operating income was mainly attributable to the increased revenues and improved gross margin during the period.

Total other income was $552,428 for the nine months ended September 30, 2008, compared to $1.9 million for the nine months ended September 30, 2007, which included a one-time non-cash gain of $1.2 million due to the change in fair value of derivative instruments.

Provision for income tax was $53,359 for the nine months ended September 30, 2008, compared to no provisions for income tax for the nine months ended September 30, 2007.

Net income was approximately $17.9 million for the nine months ended September 30, 2008 as compared to approximately $12.8 million net income for the nine months ended September 30, 2007, representing an increase of $5.1 million or 40.0 percent. Excluding a one-time non-cash gain of $1.2 million for the change in fair value of derivative in the nine months ended September 30, 2007, the non-GAAP net income for the nine months ended September 30 of 2007 was $11.6 million. Our net income for the nine months ended September 30, 2008 increased 54.3 percent in comparison to the non-GAAP net income for the nine months ended September 30, 2007. The reason for the increase in the net income was mainly due to the increase in our revenues and the improvement in gross margin.

Currency translation adjustments resulting from RMB appreciation process amounted to $3.5 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $21.4 million for the nine months ended September 30, 2008 as compared to approximately $14.1 million comprehensive income for the nine months ended September 30, 2007, representing an increase of $7.3 million or 51.7 percent.

Liquidity and Capital Resources

As of September 30, 2008, we had working capital of $59.0 million including cash and cash equivalents of $21.8 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Nine months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$7,347,257	$3,236,930
Net cash (used in) investing activities	(1,726,401)	(3,484,254)
Net cash provided by financing activities	(2,039,634)	3,387,848
Effect of foreign currency translation on cash and cash equivalents	1,113,669	412,282
Net cash flow	$21,805,340	$12,978,897

Operating Activities

Net cash provided by operating activities was approximately $7.3 million for the nine months ended September 30, 2008 as compared to $3.2 million net cash provided in operating activities for the same period in 2007. Net cash provided by operating activities in the nine months ended September 30, 2008 was mainly due to the results of net income of $17.9 millions during the period, a $10.9 million increase in customer deposits and $1.1 million increase in other payables, offset by a $2.6 million increase in account receivables, a $1.6 million increase in notes receivable, a $3.4 million increase in inventories, a $14.5 million increase in costs and estimated earnings in excess of billings, a $1.1 million decrease in prepayments and deferred expenses and a $1.8 million decrease in billings in excess of costs and estimated earnings.

The increase of $14.5 million in costs and estimated earnings in excess of billings was mainly due to the increased aggregate value of projects where we have recognized revenues more than we have billed the customers for these projects, while the decrease of $1.8 million in billings in excess of costs and estimated earnings was mainly due to the decreased aggregate value of projects where we have billed our customers less than we have recognized revenues for these projects.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2008 was $1.7 million as compared to net cash used in investing activities of $3.5 million in the same period of 2007. The cash used in investing activities in the nine months ended September 30, 2008 was mainly attributable to capital expenditure in the purchase of new equipments and the improvement of office and manufacturing facilities.

Financing Activities

Net cash used by financing activities in the nine months ended September 30, 2008 totaled $2.0 million as compared to $3.4 million provided in financing activities in the same period of 2007. The cash used by financing activities in the nine months ended September 30, 2008 was mainly attributable to the increase in restricted cash during the period.

As a result of the total cash activities, net cash increased $4.7 million from December 31, 2007 to September 30, 2008.  We believe that our currently available working capital of $59.0 million including cash and cash equivalents of $21.8 million should be adequate to sustain our operations at our current level and our anticipated expansion.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Recently issued accounting pronouncements

In February 2007, the FASB SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

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

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will triggered liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact of the adoption of EITF 07-5 on the Company’s consolidated financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is not permitted. Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures.

a)   Evaluation of Disclosure Controls. Brian Lin, our Chief Executive Officer and Robert Yuan, our Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Mr. Lin and Mr. Yuan concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

  (b)   Changes in internal control over financial reporting. Other than training our staff in US GAAP accounting skills and implementing stronger internal audit function during the last quarter, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, we issued 26,066 shares of common stock for cashless exercise of 40,000 shares of warrants.

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

CHINA FIRE & SECURITY GROUP, INC.

Dated: November 14, 2008	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Robert Yuan
Robert Yuan
Chief Accounting Officer/Principal Accounting Officer