Form 10-K
period 2008-12-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2009-03-16
CIK 1271940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ______________

Commission file number: 001-33588

CHINA FIRE & SECURITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-1193022
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

 The aggregate market value of the 12,170,527 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $ 97,607,627 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $8.02 per share, as reported by The NASDAQ Stock Market, Inc.

As of March 13, 2009, there were 27,586,593 shares of common stock of China Fire & Security Group, Inc. outstanding.

PART I

Item 1. Business

Overview

We are engaged primarily in the design, development, manufacture and sale of a variety of fire safety products for the industrial fire safety market and the design and installation of industrial fire safety systems in which we primarily use our own fire safety products. To a minor extent, we provide maintenance services for customers of our industrial fire safety systems. Our business is primarily in China, where we operate sales and liaison offices in more than 20 cities, but we are expanding our business overseas by providing integrated fire safety systems.

We market our industrial fire safety products and systems primarily to major companies in the iron and steel, power and petrochemical industries in China. In 2008, we also secured significant contracts with nuclear power plants. We are further developing our business in the transportation sector, including subways and highway tunnels. We plan to expand our marketing efforts to secure business in these industries.

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

We have twice been ranked as the leading Chinese industrial fire safety company by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. In 2008, we were also ranked as the leading fire protection brand in China in a survey conducted by www.HC360.com.  HC360 is  a leading B2B electronic commerce services provider in China and runs the largest commercial website in China's fire protection industry (www.fire.HC360.com).  Our key products include linear heat detectors and water mist extinguishers. Our products have been used by our customers in more than 20 provinces throughout China.

Our Strategy:

 We plan to implement the following specific strategies to achieve our growth goals:

 1) Strengthen and further develop our total solution business. We plan to continue to serve our current customers and gain additional market share, and capture business in new industries and international markets

As the leading brand in China’s industrial fire protection industry, China Fire has a long list of mid-to-high end customers in various industrial verticals and specialty constructions. By fully utilizing the Company’s brand name and influence in the marketplace, China Fire will adhere to and further develop its business model in providing total fire protection systems to our customers. As a result of the global financial downturn, China Fire’s primary target industries, including iron and steel, power generation and, petrochemicals industries, have become the recipient of favorable  recovery policies from the Chinese government. China Fire will continue to gain growth opportunities provided by the government’s support for consolidation and technical upgrades in these industries.

China will issue a major amendment to the national fire law on May 1, 2009. The new fire law will stipulate higher requirements for fire safety technologies and products. China Fire will focus on serving the new industrial build-outs, rebuild and upgrades, and maintenance projects to solidify its existing customer base and to further enhance its competitive position in the market. The Company will expand into other sectors by promoting its new technologies and products and strengthening synergistic cooperation in the marketplace. The Company will also pursue business opportunities in select international markets.

2) Strengthen technological innovation and intellectual property protection and influence the enhancement of new product standards and fire codes

China Fire continues to invest in technological innovation and will deliver new products with leading technologies and strong potential market demand. The Company will increase its focus the registration of intellectual property rights and increase its efforts crackdown on infringing products. China Fire will also continue to proactively participate in the development of various industry standards and code enhancements in light of its leading fire safety technologies. The Company plans to continue to gain additional market share as a result of its superior product offering and competitive pricing.

3) Continue to selectively explore strategic M&A targets to enhance our competitive advantages and financial results

To supplement its organic growth and strengthen its leadership position in the industry, China Fire expects to grow through mergers and acquisitions. We will be very selective and value business synergies by acquiring fire protection companies with strong market presence in certain industrial verticals, companies with strong marketing channels and companies that possess recurring maintenance services business. All acquisitions will be accretive to earnings.

Our Industry

The Industrial Fire Safety Industry

The fire safety industry can be generally divided into three major segments: residential, commercial and industrial. The industrial fire safety business requires greater technical expertise than the residential or commercial fire safety businesses due to the hazardous conditions of the industrial environment. Designers must consider a myriad of complex technologies, safety factors, as well as, unique fire hazard risks associated with various areas of production. Designers must also contend with adverse environmental problems such as humidity, dust and electro-magnetic interference to develop solutions to analyze and mitigate the spread of fire and chain reactions that are more likely to occur in the automated industrial production environment.

Along with China’s modernization drive, its economy has witnessed significant growth in the past three decades, which brought about a rapid growth in its manufacturing capacity. Moreover, due to its investment environment and cheap labor, China has attracted many manufacturers from developed countries. The increasing industrial capacity of China has caused, and is anticipated to continue to cause, a high level of demand for industrial fire safety products and services. According to a study published by China’s Building Mechanical & Electrical Engineering Magazine, China’s total revenues from industrial fire safety products and services in 2006 was approximately $1 billion and the annual growth rate for the following five years was expected to be more than 11%.

Due to the increased loss of lives and properties as a result of fires, the Chinese government began to attach increasing importance to industrial fire safety in the 1990’s. The government enacted various laws and issued regulations on fire safety of which the most important included the Fire Safety Law of 1998 and the Safe Production Law of 2002. These laws, while expressing the government’s increased emphasis on fire safety, can be vague and are not themselves responsible for the increase in demand. More important to the demand for products and services are fire codes for various industrial sectors. In April 2007, China’s Ministry of Construction published a fire code entitled “Code of Design on Fire Protection and Prevention for Iron and Steel Metallurgy Enterprises”, which became effective on January 1st, 2008. This fire code is applicable to all new build-out of plants, expansion and renovation of existing facilities in any iron and steel company.

The products used by the fire safety industry have historically been foreign products, which have been superior in technology and quality. In recent years, Chinese products have improved in terms of technology and quality and are being increasingly accepted. The competitive price of Chinese products has also become a competitive advantage.

The industry for the design, manufacture and installation of fire safety systems is fragmented with no dominant players. As a result, we believe that there is an opportunity for consolidation and expansion so that major players can emerge.

Our Leadership Position in the Industry

We began in 1995 as the first Chinese company specializing in industrial fire safety. We believe that we have established ourselves as the recognized leader in the industrial fire safety business in China based on the following competitive advantages:

●	A long list of mid-to-high end loyal customers in various industries

China Fire has been issued the top level certificates for both System Contracting and Engineering from the Ministry of Construction of China. China Fire was ranked No. 1 in the survey of System Contracting Enterprises undertaken by China Fire Association in 2001. Leveraging on its own products with proprietary technologies and comprehensive design experience, China Fire has superior capabilities and expertise in providing total fire protection systems to industrial customers. China Fire has been serving a long list of mid-to-high end loyal customers in various industries including iron and steel, petrochemical, power, nuclear power, and transportation. We have been receiving repeat business from these customers when they build new projects or rebuild their existing plants.

●	Technology leadership with several high valued proprietary intellectual properties.

China Fire has developed a series of proprietary technologies for industrial fire safety products including Linear Heat Detectors (LHD) which have been awarded dozens of patents worldwide. These technologies have enabled the Company to become one of the chief editors for relevant national fire product standards. Leading technologies, proprietary patent protection and our influence over fire safety standard have contributed to China Fire’s unique market leading position with sustainable advantages.

●	Lead and influence the enhancement of various national fire codes and product standards.

China Fire is an editorial member for the national Codes of Fire Protection Standards for Metallurgy, Iron & Steel Enterprises, and for the “Linear Heat Detector” and participated in various other fire codes at the national and provincial level. These enhancements have improved fire safety standard in China and created larger market demand for many products including our proprietary products which have better price with better reliability.

●	Specialized research and development centers and manufacturing bases for fire detection products and fire suppression products

China Fire has a specialized research and development center and manufacturing base for fire detection products in Beijing and another research and development center and manufacturing base for fire suppression products in Tianjin. Recognized by the government as high-tech enterprise, China Fire has ample manufacturing capacity to support its future business growth in specialized fire detection and suppression products.

●	Experienced management team with established track record for sustained growth

China Fire has a strong management team which consists of experts in technology, sales and marketing as well as general management. The core team has both domestic experience and international vision with strong track record for achieving sustained business and financial growth over the last 5 years.

Our Products and Services

Our major customers are in the iron and steel (contributing approximately 81% of revenues), traditional power generation (contributing approximately 9% of revenues) and petrochemical (contributing approximately 4% of revenues) industries. Our revenues are mainly from three sources: Total Solutions, Product Sales, and Maintenance Services. In 2008, revenues from total solutions accounted for approximately 83% of total revenues and the sale of products integrated by us accounted for approximately 14% of total revenues, while maintenance services accounted for approximately 3% of total revenues.

Total Solutions

We design and install total fire protection systems for our clients. A fire protection system consists of three major components: fire detectors, fire alarm control and network supervisory systems, and fire extinguishing systems. In most cases, we design and install all three components. The price of systems varies with the size and complexity of the installation, ranging from $10,000 to $32 million. In 2008, we designed and installed more than 177 systems. The design and installation of a system can take one month to three years, depending on the complexity of the system. Approximately 11% of the systems take less than one year to complete, while approximately 89% of the systems require more than one year. Revenues from total solutions typically can be broken down as follows: 50-65% of revenues from products manufactured by us; 25-40% of revenues from products manufactured by third parties; and 10% of revenues from services (the design and installation). The price of our own products incorporated into the total solution systems we design and install is similar to that sold directly to our customers. The markup for third party products is approximately 20-30%.

 We maintain long-term relationships with the majority of our customers. In 2008, the top-five projects for total solution systems that we implemented for our customers (based on its revenue recognized and the percentage contribution) were as follows:

Top-Five Customers of Our Total Solutions in 2008
Name	Industry	Amount of Revenues ($1,000)	Percentage of Total Solution Revenues
Capital Iron & Steel (Caofeidian Project)	Iron and Steel	17,570	30.8%
Anshan Iron & Steel (Bayuquan Project)	Iron and Steel	2,965	5.2%
Datang Power (Tashan Project)	Power	2,629	4.6%
Wuhan Iron & Steel (CSP Project)	Iron and Steel	2,468	4.3%
Xinyu Iron & Steel	Iron and Steel	2,102	3.7%
Total			48.6%

Products

Depending on the requirements of our clients, we provide integrated fire protection products. By selling products we manufacture and incorporating products outsourced from third parties we provide a complete system for our clients. Such revenues do not include the sale of our products in connection with our total solution business, the design and installation of fire protection systems. We manufacture the following products, which can be divided into three categories according their functions:

•      Fire Detectors. The products include:

•      Linear Heat Fire Detectors

•      Multi-Frequency Infrared Flame Detectors

•      Long Range Infrared Combustible Gas Detectors

•      Fixed Point Combustible Gas Detectors

•      Point Fire Detectors

•      Fire Alarm Control and Network Supervisory Systems. The products include:

•      Fire Alarm Control Unit

•      Fire Control Room Display System

•      Fire Safety Monitoring Center System

•      Remote Customer Service System

•      Fire Extinguishing Systems. The products include:

•      Water Mist Fire-Extinguishing System

•      Anti-False-Spray Water Spray Fire-Extinguishing System

•      Gas-Based Fire-Extinguishing System

•      Foam-Based Fire-Extinguishing System

•      Portable and Transportable Fire Extinguishers

•      High-Pressure Cylinders

We focus on the production and sales of our proprietary products, which are associated with our technologies and intellectual properties. The sales of our proprietary products, which include our liner heat detectors and water mist fire-extinguishing systems, contribute a higher gross margin than the products outsourced from the third parties.

Recently we have developed new products, including fixed point combustible gas detectors and foam-based fire extinguishing systems. The development of these new products will enhance our product offerings and strengthen our competitive position.

           We have established quality assurance systems throughout the company and achieved ISO9001:2000 certification since 2001. ISO9001:2000 refers to a quality management system which demonstrates the company’s ability to consistently provide products that meet applicable regulatory requirements and aim to enhance customer satisfaction. We believe these certifications are recognition of our commitment to and efforts in implementing and maintaining a quality management system in the design, manufacturing and sales of our fire safety products.

The tables below list our top-five Products Sales customers as of December 31, 2008. The amounts and percentages do not include the sales of our products as part of total solutions:

Top-Five Customers of Our Product Sales in 2008
Name	Industry	Sales in USD ($1,000)	Percentage of Total Product Sales
Xian System Sensor Electronics	OEM	2,169	22.43%
Petrochina	Petrochemical	1,631	16.86%
Tianjin Tiantie Company	Iron and Steel	1,062	10.97%
Datang Chongqing Power Company	Power	522	5.40%
Anshan Iron & Steel	Iron and Steel	323	3.35%
Total			59.01%

Our Intellectual Property

We have developed our own technologies for our products and services. We own 76 patents and have 37 pending applications in China and internationally. These patents are related to fire detecting, system control, and fire extinguishing technologies as listed in the table below.

Our Intellectual Properties
Product	Patents Issued	Patents Pending
Linear Heat Fire Detectors	50	30
Infrared Flame Detectors	1
Water Mist Nozzles	15	3
Remote System Control Device	0	1
Fire Alarm Control Device		2
Foamed-Based Fire Extinguishing Device	4
Others	6	1
Total	76	37

We own six copyrights for software used for detecting assembly and control modules. We have developed proprietary software to provide localized and network-based fire detection and monitoring solutions. We believe that we are the first company in China to provide customers with remote system monitoring services based on our network-based solutions. From our centralized monitoring center, we can detect any status change (major alarm, critical alarm, fire alarm, etc.) of the major components of each system, upload information, and take appropriate actions if needed. We have been granted copyrights for such software by China’s State Bureau of Copyrights.

We have thirteen registered trademarks for our products and services approved by the State Administration for Industry and Commerce of China,.  In addition, we currently own three internet domain names “www.sureland.com.cn”, “www.sureland.com.” and www.chinafiresecurity.com.

Our Research and Development Efforts

We currently have approximately 34 members on our research and development team. Most of our R&D staff have been working in the field of fire safety products for over five years. Research and development costs were $2,102,976 and $672,379 during the year ended December 31, 2008 and 2007, respectively.

Our research and development activities involve improving upon existing products, developing new products, designing better and more efficient fire safety systems, and developing new applications for such products and systems. We are currently developing new technologies for anti-explosive gas bottles, alternate foam storage and mix device and high-pressure water mist systems. We plan to conduct R&D to develop infrared flame detectors and industrial fire protection monitoring and control systems in the future. Our R&D activities also involve further developing and improving our core manufacturing technologies so that we can expand our product lines and reduce overall costs. We have entered into joint research and development agreements with some universities whereby we have exclusive ownership to any technology developed. These efforts have led to the successful development of numerous peripheral products for our fire safety systems.  For example, we have enhanced our network based fire protection system monitoring software through a joint development program between the Company and Wuhan Iron and Steel University. In 2008, we established a Fire Safety Research Center with Wuhan Technology University.

To enhance our R&D capabilities, we completed the construction of a new R&D center in 2006, consisting of a 1,800 square meter building with new R&D equipment. The total spending for the construction and equipment was approximately $1 million. The center is devoted to our research and development efforts and for the development of integrated manufacturing practice and processes. The center is a base for training research and technical personnel and for developing additional proprietary technologies.

Our Marketing Efforts

Currently, we have established our position as the leading Chinese supplier of fire safety products and services in the iron and steel, power, and petrochemical industries. We have installed 70% of the large systems in the steel industry. Our business plan is to maintain our leadership and expand our market share in the iron and steel, power and petrochemical markets, while targeting several new market segments which we believe offer  expansionopportunities for us, including transportation (highways, subways and railways) and nuclear power generation. We also have installed fire safety systems for the warehouses of distilleries and cigarette factories.

Our marketing efforts have made us one of the leading suppliers of fire safety products and services in China. All of our products and services are marketed and sold through government agencies which are responsible for certain industries and the research and design institutes under those agencies which design and plan new manufacturing facilities in several industries. Under  Chinese laws and regulations, a company which plans to install fire safety systems must apply to the relevant government agency for the approval of the project. Due to our relationship with these agencies, we are able to receive  information about projects under consideration in advance and prepare for the bidding accordingly. Our relationship with the research and design institutes under those agencies better position us for receiving subcontract assignments for fire safety systems when they design a new plant or facility. We also market and sell our products and services directly to manufacturers in local markets. Our  primary method of  promoting our products is direct marketing supplemented with indirect marketing. Almost all of our contracts are procured through an open bidding or invitation only bidding process.  Contracts secured without bidding usually provides us with higher margins.

Our linear heat detectors and water/mist extinguishers have received the UL certification. We have entered into an agreement with Xi’an System Sensor Electronics Co., Ltd., a China subsidiary of Honeywell, for OEM manufacturing of linear heat detectors for Honeywell. We have also signed an OEM agreement with a multinational company under confidential terms.

We are actively expanding our marketing network into other parts of China. We have established sales offices and liaison offices in more than 20 locations. Mainly through internal growth, we project an increase in the number of sales and liaison offices.

Our sales team has approximately 101 members. To expand distribution channels and increase our market share, we regularly attend industrial exhibitions organized by local and national industrial associations. We run advertisements in major industry journals, magazines and catalogues. We also run advertisements on industry websites including www.china-fire.com and www.fire.hc360.com .

Material and Parts Supply

We only manufacture products that provide high margins while subcontracting those products with low margins. Given the importance to our business of key materials and parts, the purchasing and management of these important functions are top priorities to us. We carefully manage our purchasing efforts and have established company policies involving materials and parts procurement. The cost of materials for our own products is approximately 80-90% of the total production cost.

Supplier Management System

We have adopted measures to reduce risks in materials and parts supply, including 1) obtaining better services and higher quality, 2) diversifying suppliers and supply sources, and 3) seeking long-term contracts with suppliers.

Purchasing Procedures

Our production department collaborates with our quality and procurement department to produce a list of qualified suppliers that is based on quality, price, technical competency and capacity. Purchasing transactions are sometimes conducted in accordance with a procedure for bidding invitations. Potential suppliers are evaluated on their proposed terms, technical specifications, price, payment terms and timing for delivery. After validation of the various suppliers’ service stable supply capabilities, we acquire the needed materials and parts from the supplier offering the best terms. Our procurement department establishes an oversight process by appointing individuals to conduct periodic market research of key price points. There is a standard procedure for conducting said bidding process and accepting the bids to insure that the all purchasing procedures are being strictly adhered to. We enter into long-term contracts with certain suppliers to lock in prices and send purchase orders for each delivery when necessary.

Major Suppliers

The tables below list our top five suppliers as of December 31, 2008

Major Suppliers of Materials and Parts for Our Own Products
Item	Suppliers	Amount Purchased in 2007 ($1,000)	Percentage of Total Purchase for Our Own Products
Stainless steel pipe and brass bar	Beijing Kehai Wanda Company	584	12.45%
Accessories	Sanhe Hangjian Machining Plant	388	8.27%
Cabinets	Hebei Qingxian Fangzheng	369	7.87%
Sprinkling Valve	Beijing Jinxinglin Metal Material Company	298	6.35%
Circuit board and electronic components	Beijing Tianlike Commercial Ltd.	292	6.22%
Total			41.16%

Major Suppliers for Third Party Products of Our Fire Safety Systems
Item	Suppliers	Amount Purchased in 2007 ($1,000)	Percentage of Total Purchase for Third Party Products
Stainless steel pipes	Beijing guangyuan longfa Company	1,068	10.55%
Fire safety pump	Shanghai Pudong Tezhong Fire Safety Company	801	7.92%
Electronic components	Honeywell Shanghai Company	686	6.78%
Fire detecting devices	Xian System Sensor Electronics	468	4.63%
Fire detecting devices	Haiwan Safety Company	438	4.32%
Total			34.2%

Our Competition

The fire safety market in China is intensively competitive and includes thousands of companies in China. We compete primarily in providing total fire safety solutions including engineering and installations to end customers. We also compete in the market for providing fire safety products.

The market for the design and installation of fire safety systems includes numerous small and mostly regional competitors.  Consequently, we believe that our leading position in the industry has enabled us to win a high percentage of our bids (e.g., around 60-70% of bids in the iron and steel industry). We compete on design, technology, track record, price, quality of products, expertise and capability to complete the job in time. We believe that the fact that we use our own products also adds to our competitive positioning.  While these factors play a less significant role in bidding for smaller jobs, we have twice been recognized as the industry leader by the China Association of Fire Prevention based on numerous significant factors including total revenue and profit. As an aside, due to their disadvantage in labor costs and the requirement of Chinese certificates, foreign competitors normally do not engage in system integration.

We compete with both foreign competitors and local manufacturers for our products. Foreign-made products have historically had an advantage over Chinese-made products because of superior technology and quality. We believe that the demand for foreign products has begun to decline because of improvements in Chinese technology and as the technology and quality gaps narrow, the price advantage that Chinese-made products typically have has increased demand for Chinese-made products. We have developed numerous patented products with technological lead over our competitors Our China-based competitors tend to focus on low-end and technologically less sophisticated products that have lower quality and are not suitable for large projects. Most of the China-based companies have lower operating expenses and often compete with lower pricing.

Although currently successfully in providing total fire safety solutions to our customers, there is no assurance that we will continue to be able to do so in the future. We have been successful in the iron and steel, power and petrochemical industries. But as we move into new industrial sectors, our lack of proprietary products that may be required by those industries may limit our market acceptance.

Our Employees

As of December 31, 2008, we employed 625 full-time employees. Approximately 14% of our employees are management personnel, 5% are R&D staff members and 16% are sales staff members. Approximately 54% of our employees have college degrees or higher.

Under Chinese law, our employees have formed labor unions that protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all of our employees. We have also entered into confidentiality agreements with all of our employees under which our employees are prohibited from disclosing confidential information of the Company or using it for purposes other than the benefit of the Company. Directors, officers, mid-level managers and certain key employees in sales and R&D are required to sign a non-compete agreement that prohibits them from competing with the Company while they are employees of the Company and within two years after their employment with the Company is terminated.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to this arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurances. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurances for all of our employees. In the event that any current employee, or former employee, files a complaint with the Chinese government, we may be required to purchase insurance for said employee, and we may be subject to administrative fines. We believe that such fines, if imposed, are immaterial.

Item 1A. Risk Factors

Cautionary Statement Regarding Future Results, Forward-Looking Information And Certain Important Factors

In this report we make, and from time to time we will otherwise make, written and oral statements regarding our business and its prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this Form 10-K before purchasing any of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock.

Risks Related To Our Business

            Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. These disruptions could adversely affect our ability to draw on our bank revolving credit facility, which is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

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

            Price increases of raw materials such as copper and steel could increase the cost of our products and reduce our profit margin. Copper is the major material for our linear heat detectors and stainless steel is the major material for our fire extinguishing nozzles. In the last two years, the prices of copper and steel have fluctuated substantially as have other raw materials. Although we have managed to minimize the impact of such fluctuation in the past by passing the cost increase on to our customers, there is no assurance that we will be able to do so in the future. If the price for copper and steel increases more significantly and we  cannot increase our selling price, our profit margin could decrease significantly.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all. From time to time, we may seek additional financing to provide the capital required to maintain or expand our design and production facilities, research and development initiatives and equipment and/or working capital, as well as repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business as the rate desired, and our operating results may suffer. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect of the then current holders of equity.

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

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and services and possibly hurting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products and services products. Our planned growth includes the increase of our line of products and expansion of sales in our exiting markets as well as entry into new markets over the next few years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

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

If we are successful in obtaining rapid market growth of our products and service, we will be required to deliver large volumes of quality products and services to customers on a timely basis at a reasonable cost. Meeting any such increased demands will require us to expand our manufacturing facilities, to increase our ability to purchase raw materials, to increase the size of our work force, to expand our quality control capabilities and to increase the scale upon which we provide our products and services. Such demands would require more capital and working capital than we currently have available and we may be unable to meet the needs of our customers.

Our business depends on our ability to protect our intellectual property effectively. If any of our patents are not protected, or any of our trade secrets are divulged, we may lose our competitive edge. The success of our business depends in substantial measure on the legal protection of the patents and other proprietary rights in the technology we hold. We hold issued patents and pending patent applications in China related to technologies important to our business. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how in China where, in comparison to the Untied States, the laws may be difficult to enforce to fully protect our proprietary rights. The validity and breadth of claims in patents and trade secrets involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications or trade secrets may not exclude competitors or may not provide a competitive advantage to us. In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot assure you that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provided to us would be negated. Some of our products are based on formulas. The formulas are maintained as trade secrets and are revealed only to a small number of technical and management personnel. The trade secrets provide us a competitive edge in the linear heat technology and to the best of our knowledge, no other manufacturers have successfully developed such technology. If any of the trade secrets are divulged, we could lose our competitive edge in the linear heat technology and others.

We receive a significant portion of our revenues from a small number of customers. Our business will be harmed if our customers reduce their orders from us. A significant amount of our revenues are derived from only a small number of customers mainly in the iron and steel, power and petrochemical industries. One customer individually accounted for more than 20% of our revenues for the fiscal year ended December 31, 2008 in the aggregate, our five largest customers of our total solutions and products businesses accounted for approximately 49% and 59% of our revenues from these segments in fiscal 2008. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. If we lose any customers and are unable to replace them with other customers that purchase a similar amount of our products and services, our revenues and net income would decline considerably.

We extend relatively long payment terms for accounts receivable. If any of our customers fails to pay us, our revenues may be affected as a result. Our standard practice is to charge our customers 10%-30% of the contract amount up front and collect the balance according to a schedule based on the progress of a project. However, many of our customers are state-owned enterprises and may be slow in their payment process. As a result of the size of many of our contracts, their delayed payments adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us in a timely manner could negatively affect our working capital, which could, in turn, adversely affect our cash flow. Although, on occasion payments have been delayed, no customer has failed to pay us however, there is no assurance that they will be able to pay in the future.

Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management. Our future success is heavily dependent upon the continued service of our key executives, particularly Mr. Brian Lin, our Chief Executive Officer, Mr. Weishe Zhang, our Chief Technology Officer, Mr. Robert Yuan, our Principal Accounting Officer, Mr. Weigang Li, our Vice President of Sales and Mr. Haijun Yang, our Vice President of Operations. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement with us. We also rely on a number of key technology staff for the operation of our Company. Given the competitive nature of our industry, the risk of key technology staff leaving our Company is high and could disrupt our operations.

Risks Related To Our Industry

Our market will open to foreign companies. China’s commitments under the WTO (World Trade Organization) may intensify competition. In connection with its accession to the WTO, China made many commitments including opening its markets to foreign products and services, allowing foreign companies to conduct distribution businesses and reducing customs duties. As a result, foreign manufacturers may ship more industrial fire safety products into China or they may establish manufacturing facilities and service centers in China. Competition from foreign companies may squeeze our profit margins and our business results will suffer as a result.

The fire protection total solution market is fragmented and susceptible to consolidation, which could adversely affect us. We engage in providing fire protection total solutions that consist of the design and installation of fire safety systems. The market is fragmented in the sense that there are many, typically small, suppliers. The market may be subject to consolidation and, if so, we may not be a major player. If so, our fire protection total solution business could suffer and this business is a major source of sales of our own products and profitability.

Our customers will decrease their capital expenditure if China’s economy slows down. Such a slowdown may affect our growth. Our industry is cyclical in nature and highly dependent on economic conditions. Over the last three decades, China’s economy has been growing at an average annual rate of 9-10%. There can be no assurance that China’s economy will continue to grow at such pace in the future. If the economy slows down, our customers will cut their capital expenditure and, hence, order less of our products and services. Our growth may suffer as a result.

High margins for the industrial fire safety business will attract more businesses to enter this field. Our business could suffer as a result of more competition. So far, our business has enjoyed relatively high profit margins due to the fact that we have concentrated in industrial fire safety. Such high margins will attract more businesses to enter into this field. As a result, competition may intensify and our profits may drop significantly.

If we cannot compete successfully for market share against other industrial fire safety products companies, we may not achieve sufficient product revenues, and our business will suffer. The market for our products and services is characterized by intense competition and rapid technological advances. Our products and services compete with a multitude of products and services developed, manufactured and marketed by others and we expect competition from new market entrants in the future, including as a result of the WTO. Existing or future competing products may provide better quality and technology, greater utility or lower cost or other benefits from their intended uses than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues, and our business could suffer.

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

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. China has only recently permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our activity to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

Cessation of the income tax reduction and exemption for our subsidiaries may have an adverse impact on our net profits. From January 1, 2008, under Chinese new income tax law, a company would ordinarily be subject to the PRC income tax rates of 25%. However, the law also provides tax exemption or reduction for high-tech businesses and foreign invested enterprises (“FIE”). As a result, some of our subsidiaries are currently enjoying a tax reduction of and/or exemption from state and local income tax. For details, please see the income taxes section of “Management Discussion and Analysis.” If the Chinese government  decides to change the tax law, our revenues and profit could suffer.

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

The Company intends to make acquisitions of Chinese businesses in the future. There are uncertainties regarding the interpretation and application of the current or future PRC laws and regulations, including the New M&A Rule and these uncertainties could make it difficult or impossible to make acquisitions of Chinese businesses in the future.

Foreign Investment Policy Change. On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets unified income tax rates for domestic and foreign companies at 25 percent and abolishes the favorable policy for foreign invested enterprises. After January 1, 2008, newly established foreign invested enterprises will not enjoy favorable tax treatment permitted under prior tax laws. Some of our subsidiaries are benefiting from the preferred tax rates for foreign companies and will follow the new tax rate when their respective term of preferred tax rates expires. Our net income margin will be affected at that time.

If the government changes its policies on the value added tax rebate, our revenues and profit could be adversely affected. Under Chinese tax law, businesses should pay a value added tax at a 17% rate. To support the development of the software industry, the Chinese government has instituted policies to rebate value added tax charged for software certified by the government up to 14%. As a result, our subsidiary Hua An Limited, is paying its value added tax at an effective rate of 3% for the software they sell. However, the Chinese government changes its policies from time to time. If the Chinese government changes the policies currently in place for the value added tax rebate, our revenues and our profit could suffer.

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

Risks Related to the Market for Our Stock

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, our operating subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States. We conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed upon under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely within the United States.

The trading prices of many companies that have business operations only in China have been volatile which may result in large fluctuations in the price of our Common Stock and losses for shareholders. The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies that have business operations only in China. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of these companies could depress our stock price regardless of our operating results. The market price of our Common Stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	additions or terminations of coverage of our Common Stock by securities analysts;

•	statements by securities analysts regarding us or our industry;

•	conditions or trends in the our industry; and,

•	changes in the economic performance and/or market valuations of other industrial fire safety companies.

The prices at which our Common Stock trades will affect our ability to raise capital, which may have an adverse affect on our ability to fund our operations.

Our Common Stock may be considered to be a “penny stock” and, as such, the market for our Common Stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share, we have net tangible assets of $2,000,000 or less, or if we fall below certain other thresholds, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We may seek to make acquisitions that prove unsuccessful or strains or diverts our resources. We may seek to expand our business through the acquisition of related businesses and assets. We may not be able to complete any acquisitions on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

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

We do not have an effective system of internal control over financial reporting, a failure which might prevent us from accurately reporting our financial results or detecting and preventing fraud. We were subject to reporting obligations under the U.S. securities law. In this annual report for the fiscal year ending December 31, 2008, we are required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting.

Our management and our independent registered public accounting firms concluded that there was material weakness in our internal control over financial reporting as of December 31, 2008.  The identified material weakness relate to the lack of internal controls over project budgeting process, specifically relating to the lack of project budgeting personnel and ineffective design of project budgeting processes, and the lack of internal accounting staff with adequate US GAAP knowledge.  Management believes that until the remaining material weakness are corrected, a potential misapplication of generally accepted accounting principles or potential misstatements in our financial statements could occur.  Enhancing our internal controls to correct these deficiencies has and will result in increased costs to us.

For the fiscal year ending December 31, 2009, our management may continue to conclude that our internal control over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is adverse if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

Certain stockholders can exert control over the Company and may not make decisions that further the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) together will own an aggregate of approximately 65% of our outstanding Common Stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Item 1B. Unresolved Staff Comments

There are no unresolved comments from the SEC.

Item 2. Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We currently own approximately 23,573 square meters of land in Beijing, consisting of manufacturing facilities, employee quarters, warehouses, and office buildings. We also own approximately 945 square meters office space in the downtown of Beijing as our headquarters office. We currently lease from Tianjin Fire Protection Equipment Company Ltd., which has land use rights of approximately 112,432 square meters land in Tianjin, consisting of manufacturing facilities, warehouses and office buildings. These constitute the basis of our operations as a total fire protection solution provider.

Item 3. Legal Proceedings

In 2008, we filed five lawsuits against four different companies for the infringement of our intellectual properties. These five cases are still pending. We expect these five cases will be settled in our favor.

In 2008, we were sued by three different companies for the invalidation of our intellectual properties. Two of these three cases were eventually settled in our favor. The other case is still pending and we expect this case will be settled in our favor as well.

Although we cannot predict with certainty the result of the litigation matters, we believe that the final outcome will not have a material adverse effect on our business or results of operations.

Item 4. Submission Of Matters To A Vote Of Shareholders

On October 20, 2008, China Fire’s 2008 Annual Meeting of Stockholders was held at B-2508 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China. The following seven directors were elected to serve on the Board of Directors until the next annual meeting of stockholders of the Company or until such person shall resign, be removed or otherwise leave office:

Mr. Gangjin Li, Mr. Brian Lin, Ms. Tieying Guo (resigned February 25, 2009), Mr. Guoyou Zhang, Mr. Xuewen Xiao, Mr. Xianghua Li and Mr. Albert McLelland.

The following table is the tally of votes:

Total Outstanding Shares	27,586,593
Total Shares Voted	27,586,593

Director Information
Director Name	For	Against	Abstain
Gangjin Li	18,680,000	0	8,906,593
Brian Lin	18,680,000	0	8,906,593
Tieying Guo	18,680,000	0	8,906,593
Guoyou Zhang	18,680,000	0	8,906,593
Xuewen Xiao	18,680,000	0	8,906,593
Xiangwen Li	18,680,000	0	8,906,593
Albert Mclelland	18,680,000	0	8,906,593

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters, And Issuer Purchases Of Equity Securities

Market Price Information

Our common stock has been quoted on The NASDAQ Capital Market under the symbol “CFSG” since July 16, 2007. The following table provides the high and low sales prices for our common stock as reported for the periods indicated.

Year ending December 31, 2009	High	Low
First Quarter (ended on March 13)	$8.73	$6.11

Year ending December 31, 2008	High	Low
First Quarter	$13.00	$3.55
Second Quarter	$13.00	$6.85
Third Quarter	$12.75	$7.28
Fourth Quarter	$10.63	$5.70

Year ending December 31, 2007	High	Low
First Quarter	$5.50	$3.10
Second Quarter	$7.05	$4.25
Third Quarter	$12.43	$6.02
Fourth Quarter	$18.10	$10.56

On March 13, 2009, the last reported sale price of our common stock on The NASDAQ Capital Market was $7.98 per share.

Shareholders

As of March 13, 2009, we had outstanding 27,586,593 shares of common stock, held by approximately 1,500 stockholders of record and beneficially.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Repurchases of Equity Securities

No repurchases of our common stock were made in any month within the fourth quarter of the fiscal year covered by this report.

Item 6.   Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes, and the other financial information included in this report.

CONSOLIDATED STATEMENTS OF INCOME	Years Ended December 31
	2008	2007	2006	2005	2004
Revenues	$69,079,119	$46,753,837	$32,455,036	$21,178,476	$16,457,194
Cost of revenues	29,581,246	21,090,854	16,226,307	8,642,234	7,181,115
Gross profits	39,497,873	25,662,983	16,228,729	12,536,242	9,276,079
Operating expenses	15,931,124	10,776,553	8,250,285	5,495,578	4,069,467
Income from operations	23,566,749	14,886,430	7,978,444	7,040,664	5,206,612
Other income (expenses)	1,184,526	1,920,287	-926,597	577,673	344,303
Income before provision for income taxes	24,751,275	16,806,717	7,051,847	7,618,337	5,550,915
Provision for income taxes	47,423	5,081	82,206	202,920	128,654
Net income	24,703,852	16,801,636	6,969,641	7,272,134	5,219,468
Comprehensive income	$28,440,879	$19,304,231	$7,551,573	$7,755,724	$5,219,468
Weighted average number of shares	27,568,214	26,873,742	24,340,196	24,000,000	-
Earnings per share	$0.90	$0.63	$0.29	$0.30	-
Weighted average number of shares Diluted	28,210,620	27,721,171	24,539,414	24,000,000	-
Earnings per share Diluted	$0.88	$0.61	$0.28	$0.30	-

	Years Ended December 31
CONSOLIDATED BALANCE SHEETS	2008	2007	2006	2005	2004

Cash and cash equivalents	$26,655,333	$17,110,449	$9,426,091	$2,357,399	$5,626,498
Accounts receivables	25,826,343	16,525,161	13,211,721	7,687,260	5,657,675
Receivables from related party	466,223	-	-	-	-
Inventories	6,538,938	4,048,283	4,190,830	2,410,020	1,179,684
Total current assets	91,449,840	62,190,368	43,295,272	24,630,283	17,840,430
Plant and equipment, net	8,445,254	6,568,250	3,529,808	3,615,374	3,560,188
Total assets	105,408,918	71,646,427	48,308,828	28,844,363	21,952,652
Total current liabilities	26,719,771	21,438,311	20,649,342	28,766,633	16,249,303
Total shareholder's equity	$78,689,147	$50,208,116	$24,978,675	$-	$5,636,276

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

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

Overview

We are engaged in the design, development, manufacturing and sale of fire protection products and services for large industrial consumers in China. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is the first company in China to  utilize high technology for fire protection and safety of its clients in the  iron and steel companies, power plants, petrochemical plants, as well as, special purpose construction in China.

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

CFSG owns, through its wholly owned subsidiary China Fire Protection Group, Inc., Sureland Industrial and Sureland Equipment (jointly “Sureland”). Sureland is engaged primarily in the design, development, manufacture and sale in China of a variety of fire safety products for the industrial fire safety market and of design and installation of industrial fire safety systems that utilizes its own fire safety products. To a minor extent, it also provides maintenance services for customers that use its industrial fire safety systems. Its business is primarily in China, but it has recently begun contract manufacturing products for the export market and it has begun to provide a fire safety system for a Chinese company operating abroad.

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

By December 31, 2008, Sureland operated more than 20 sales and liaison offices in China.

Sureland has twice been ranked as the leading Chinese industrial fire safety company by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Its key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Customers in over 20 provinces have utilized its products.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of AICPA Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1")

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue represents the invoiced value of goods, net of the value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not engaged in any currency trading or hedging, although there is no assurance that the Company will not enter into such activities in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 5 percent residual value.

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

Results of Operations

Comparison of the Year Ended on December 31, 2008 and 2007:

	For the Year Ended December 31,
	2008		2007		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	57,101,984	82.7%	34,581,376	74.0%	22,520,608	65.1%
Products	9,673,922	14.0%	10,592,683	22.7%	-918,761	-8.7%
Maintenance Services	2,303,213	3.3%	1,579,778	3.4%	723,435	45.8%
Total Revenue	69,079,119	100.0%	46,753,837	100.0%	22,325,282	47.8%

Total revenues were approximately $69.1 million for the year ended December 31, 2008 as compared to approximately $46.8 million for the year ended December 31, 2007, an increase of approximately $22.3 million or 47.8 percent. This increase was primarily due to the increase in our revenues from our total solution system contracting projects and maintenance services, offset by the decrease in revenues from product sales during the period. The Company recognized revenues from 333 total solution, product sales and maintenance contracts for the year ended December 31, 2008 as compared to 274 contracts for the year ended December 31, 2007.

Revenues from our total solution system contracting projects increased by 65.1 percent to $57.1 million derived from 177 contracts for the year ended December 31, 2008, compared to $34.6 million derived from 130 contracts for the year ended December 31, 2007. This increase in the revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed and the successful execution of large-size projects like the Canfeidian Project of Capital Iron and Steel Group during the period. Revenues from our product sales were $9.7 million with 115 contracts executed for the year ended December 31, 2008, compared to $10.6 million with 111 contracts executed for the year ended December 31, 2007. The decrease in the revenues from product sales was mainly due to the decrease in the average contract value of product sales contracts. The revenues from maintenance service increased by 45.8 percent to $2.3 million derived from 43 contracts for the year ended December 31, 2008, compared to $1.6 million derived from 39 contracts for the year ended December 31, 2007. The increase in revenues from maintenance service was mainly attributable to the increase in the number of maintenance service contracts that we executed as the result of the expansion of our customer base during the period.

In particular, the three largest customers were Capital Iron and Steel Group, Anshan Iron and Steel Group and Datang Tashan Power Plant, which collectively contributed approximately $23.2 million of revenues, representing 40.6 percent of total revenues for the year ended December 31, 2008.

	For the Year Ended December 31,
	2008		2007		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	25,805,086	45.2%	16,158,844	46.7%	9,646,242	59.7%
Products	2,558,844	26.5%	4,329,067	40.9%	-1,770,223	-40.9%
Maintenance Services	1,217,316	52.9%	602,943	38.2%	614,373	101.9%
Total Cost of Revenues	29,581,246	42.8%	21,090,854	45.1%	8,490,392	40.3%

Gross Profit
System contracting projects	31,296,898	54.8%	18,422,532	53.3%	12,874,366	69.9%
Products	7,115,078	73.5%	6,263,616	59.1%	851,462	13.6%
Maintenance Services	1,085,897	47.1%	976,835	61.8%	109,062	11.2%
Total Gross Profit	39,497,873	57.2%	25,662,983	54.9%	13,834,890	53.9%

Cost of Revenues for the year ended December 31, 2008 was approximately $29.6 million, as compared to $21.1 million for the year ended December 31, 2007, representing an increase of approximately $8.5 million or 40.3%. Gross profit for the year ended December 31, 2008 was approximately $39.5 million, as compared to $25.7 million for the year ended December 31, 2007, an increase of approximately $13.8 million or 53.9 percent. Gross margin for the year ended December 31, 2008 was 57.2 percent, which is higher than the gross margin of 54.9 percent for the year ended December 31, 2007. The increase in our gross margin was mainly due to the increase in the gross margin of our system contracting projects and product sales during the period.

Gross margin of our total solution system contracting projects was 54.8 percent for the year ended December 31, 2008, compared to 53.3 percent for the year ended December 31, 2007. This slight increase in the gross margin of system contracting projects was due to the execution of total solution contacts that contributed higher gross margins, offset by the increase in the cost of raw materials during the period. The gross margin of product sales was 73.5 percent for the year ended December 31, 2008, compared to 59.1 percent for the year ended December 31, 2007. The increase in the gross margin of product sales was mainly attributable to a higher percentage of our in-house manufactured proprietary products sold in product sales contracts, which contributed higher gross margins than our outsourced products manufactured by third parties.

	For the Year Ended December 31,
	2008		2007		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	6,434,887	9.3%	3,907,067	8.4%	2,527,820	64.7%
General Administrative	6,680,992	9.7%	5,661,356	12.1%	1,019,636	18.0%
Depreciation and Amortization	712,269	1.0%	535,751	1.1%	176,518	32.9%
R&D	2,102,976	3.0%	672,379	1.4%	1,430,597	212.8%
Total Operating Expenses	15,931,124	23.1%	10,776,553	23.0%	5,154,571	47.8%

Operating expenses were approximately $15.9 million for the year ended December 31, 2008 as compared to approximately $10.8 million for the year ended December 31, 2007, an increase of approximately $5.2 million or 47.8 percent. The increase in operating expenses was mainly due to the increase in our selling expense and R&D expenditure during the period.

Selling expenses were approximately $6.4 million for the year ended December 31, 2008 as compared to approximately $3.9 million for the year ended December 31, 2007, an increase of approximately $2.5 million or 64.7 percent. The significant increase in our selling expenses was mainly attributable to the increase in our sales-related activities and our efforts to expand our business into new industries including nuclear power and transportations. General administrative expenses were approximately $6.7 million for the year ended December 31, 2008, as compared to approximately $5.7 million for the year ended December 31, 2007, an increase of approximately $1.0 million or 18.0 percent. The increase in general administrative expenses were mainly attributable to the increase in staff and greater bad debt allowance. Depreciation and amortization expenses were approximately $0.7 million for the year ended December 31, 2008 as compared to approximately $0.5 million for the year ended December 31, 2007, an increase of approximately $176,518 or 32.9 percent. The increase in depreciation and amortization expenses was mainly due to the increase in our plant and equipment related to business operations. R&D expenses were approximately $2.1 million for the year ended December 31, 2008 as compared to approximately $0.7 million for the year ended December 31, 2007, an increase of approximately $1.4 million or 212.8 percent. The significant percentage increase in our R&D expenses was mainly attributable to our efforts in new product development including an anti-explosive gas bottles and alternant foam storage and mix devices and the improvement of our existing product offerings including linear heat directors and water mist systems.

Operating income was approximately $23.6 million for the year ended December 31, 2008 as compared to approximately $14.9 million for the year ended December 31, 2007, an increase of $8.7 million or 58.3 percent. The increase in our operating income was mainly attributable to the increase in our revenues and higher gross margins during this period.

Total other income was approximately $1.2 million for the year ended December 31, 2008 as compared to approximately $1.9 million for the year ended December 31, 2007, a decrease of $0.7 million or 38.3 percent. If excluding the one-time gain of $1.2 million for the change in fair value of derivatives in the year 2007, our total other income actually increased by $0.5 million. This increase was mainly attributable to the increase in the VAT tax return to Beijing Hua An and the increase in our interest income, offset by our one-time donation of 500,000 RMB ($72,150) in charitable aid for Wenchuan’s “5.19” earthquake.

Our net income was approximately $24.7 million for the year ended December 31, 2008 as compared to approximately $16.8 million net income for the year ended December 31, 2007, an increase of $7.9 million or 47.0 percent. Excluding the one-time gain of $1.2 million for the change in fair value of derivatives in the year 2007, our non-GAAP net income increased by $9.1 million or 58.4 percent for the year ended December 31, 2008. The reason for this increase in the net income was mainly due to the increase in our revenues and improvement in our gross margins during the period.

Currency translation adjustments resulting from RMB appreciation process amounted to $3,737,027 and $2,502,595 as of the year ended December 31, 2008 and 2007, respectively.

The comprehensive income, which adds the currency adjustment to the net income, were approximately $28.4 million for the year ended December 31, 2008 as compared to approximately $19.3 million comprehensive income for the year ended December 31, 2007, an increase of $9.1 million or 47.3 percent.

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $64.7 million including cash and cash equivalents of $26.7 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow
	Year Ended December 31
	2008	2007

Net cash provided by operating activities	$13,361,704	$9,773,114
Net cash (used in) investing activities	(1,945,199)	(3,929,978)
Net cash (used in) provided by financing activities	(3,097,855)	1,051,952
Effect of foreign currency translation on cash and cash equivalents	1,226,234	789,270
Net cash flow	$9,544,884	$7,684,358

Operating Activities

Net cash provided by operating activities was approximately $13.4 million for the year ended December 31, 2008 as compared to approximately $9.8 million net cash provided by operating activities for the same period in 2007. Net cash provided by operating activities in the year ended December 31, 2008 was mainly due to net income of $24.7 million and $1.7 million increase in accrued liabilities, offset by $10.6 million increase in accounts receivable, $2.2 million increase in inventories, $3.8 million increase in costs and estimated earnings in excess of billing. The increase in accrued liabilities, accounts receivable, inventories and cost and estimated earnings in excess of billing was mainly attributable to the growth of our business during the period.

The increase of $3.8 million in costs and estimated earnings in excess of billings was mainly due to the increase in aggregate value of projects where we have recognized revenues more than we have billed the customers for these projects, while the decrease in billings in excess of costs and estimated earnings was mainly due to the decrease in aggregate value of projects where we have billed our customers less than we have recognized revenues for these projects.

Investing Activities

Net cash used in investing activities in the year ended December 31, 2008 was $1.9 million as compared to net cash used in investing activities of $3.9 million in the same period of 2007. The cash used in investing activities in the year ended December 31, 2008 was mainly attributable to capital expenditure in the purchase of new equipments and the improvement of office and manufacturing facilities.

Financing Activities

Net cash used in financing activities in the year ended December 31, 2008 totaled $3.1 million as compared to $1.1 million provided by financing activities in the same period of 2007. The cash used in financing activities in the year ended December 31, 2008 was mainly attributable to the increase in restricted cash during the period.

As a result of the total cash activities, net cash increased $9.5 million from December 31, 2007 to December 31, 2008.  We believe that our currently available working capital of $64.7 million including cash and cash equivalents of $26.7 million should be adequate to sustain our current operations and our anticipated expansion.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$—	$—	$—	$—	$—
Other Indebtedness	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases (1)	$48,385	$48,385	$—	$—	$—
Purchase Obligations	$—	$—	$—	$—	$—
Total Contractual Obligations:	$48,385	$48,385	$—	$—	$—

(1) Currently we are engaged in an operating lease with Tianjin Fire Protection Equipment Company Ltd for the use of approximately 112,432 square meters land in Tianjin, consisting of manufacturing facilities, warehouses and office buildings.  The term of the operating lease is two years, beginning from May 2007. The monthly payment for the lease is 66,000RMB or $9,677.

Comparison of the Year Ended on December 31, 2007 and 2006:

	For the Year Ended December 31,
	2007		2006		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	34,581,376	74.0%	24,008,170	74.0%	10,573,206	44.0%
Products	10,592,683	22.7%	7,701,986	23.7%	2,890,697	37.5%
Maintenance Services	1,579,778	3.4%	744,880	2.3%	834,898	112.1%
Total Revenue	46,753,837	100.0%	32,455,036	100.0%	14,298,801	44.1%

Total revenues were approximately $46.8 million for the year ended December 31, 2007 as compared to approximately $32.5 million for the year ended December 31, 2006, an increase of approximately $14.3 million or 44.1 percent. This increase was mainly attributable to the further penetration of the Company’s customer base in the iron and steel, power generation, petrochemical and other industries and the execution of more contracts in the period. The Company recognized revenues from 274 total solution, product sales and maintenance contracts for the year ended December 31, 2007 as compared to 221 contracts for the year ended December 31, 2006.

Revenues from system contracting projects increased by 44.0 percent to $34.6 million derived from 130 contracts for the year ended December 31, 2007, compared to $24.0 million derived from 103 contracts for the year ended December 31, 2006. This increase in the revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed during the period. Revenues from our product sales were $10.6 million with 111 contracts executed for the year ended December 31, 2007, compared to $7.7 million with 98 contracts executed for the year ended December 31, 2006. The increase in the revenues from product sales was mainly due to the increase in the number of product sales contracts executed during the period. The revenues from maintenance service increased by 112.1 percent to $1.6 million derived from 39 contracts for the year ended December 31, 2007, compared to $0.7 million derived from 20 contracts for the year ended December 31, 2006. The increase in revenues from maintenance service was mainly due to the increase in the number of maintenance service contracts that we executed as the result of the expansion in our customer basis during the period.

In particular, the three largest customers were Maanshan Iron and Steel, Sichuan Dongfang Electronic Equipment, and Ningbo Jianlong Iron and Steel who collectively contributed approximately $15.1 million of revenue, representing 32.2 percent of our total revenue for the year ended December 31, 2007.

	For the Year Ended December 31,
	2007		2006		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	16,158,844	46.7%	12,893,082	53.7%	3,265,762	25.3%
Products	4,329,067	40.9%	3,272,438	42.5%	1,056,629	32.3%
Maintenance Services	602,943	38.2%	60,787	8.2%	542,156	891.9%
Total Cost of Revenues	21,090,854	45.1%	16,226,307	100.0%	4,864,547	30.0%

Gross Profit
System contracting projects	18,422,532	53.3%	11,115,088	46.3%	7,307,444	65.7%
Products	6,263,616	59.1%	4,429,548	57.5%	1,834,068	41.4%
Maintenance Services	976,835	61.8%	684,093	91.8%	292,742	42.8%
Total Gross Profit	25,662,983	54.9%	16,228,729	50.0%	9,434,254	58.1%

Cost of Revenues for the year ended December 31, 2007 was approximately $21.1 million, as compared to $16.2 million for the year ended December 31, 2006, an increase of approximately $4.9 million or 30.0%. Gross profit for the year ended December 31, 2007 was approximately $25.7 million, as compared to $16.2 million for the year ended December 31, 2006, an increase of approximately $9.4 million or 58.1 percent. Gross margin for the year ended December 31, 2007 was 54.9 percent, which is higher than the gross margin of 50.0 percent for the year ended December 31, 2006. The increase in our gross margin was mainly attributable to the increase in the gross margin of our system contracting projects and product sales, offset by the decrease in gross margin of our maintenance services during the period.

Gross margin of system contracting projects was 53.3 percent for the year ended December 31, 2007, compared to 46.3 percent for the year ended December 31, 2006. This increase in the gross margin of system contracting projects was due to the use of a higher percentage of our self-manufactured proprietary products that contribute higher margins and the higher selling price of some of our proprietary products during the period. The gross margin of product sales was 59.1 percent for the year ended December 31, 2007, compared to 57.5 percent for the year ended December 31, 2006. This increase in the gross margin of product sales was mainly attributable to the higher selling price of some of our proprietary products during the period.

	For the Year Ended December 31,
	2007		2006		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	3,907,067	8.4%	2,827,838	8.7%	1,079,229	38.2%
General Administrative	5,661,356	12.1%	3,665,776	11.3%	1,995,580	54.4%
Depreciation and Amortization	535,751	1.1%	498,499	1.5%	37,252	7.5%
R&D	672,379	1.4%	1,258,172	3.9%	-585,793	-46.6%
Total Operating Expenses	10,776,553	23.0%	8,250,285	25.4%	2,526,268	30.6%

Operating expenses were approximately $10.8 million for the year ended December 31, 2007 as compared to approximately $8.3 million for the year ended December 31, 2006, an increase of approximately $2.5 million or 30.6 percent. The increase in operating expenses was mainly due to the increase in our selling expenses and general administrative expenses, offset by the decrease in our R&D expenses during the period.

Selling expenses were approximately $3.9 million for the year ended December 31, 2007 as compared to approximately $2.8 million for the year ended December 31, 2006, an increase of approximately $1.1 million or 38.2 percent. The increase in selling expenses was mainly attributable to the increase in our sales-related activities to expand our customer basis. General administrative expenses were approximately $5.7 million for the year ended December 31, 2007, as compared to approximately $3.7 million for the year ended December 31, 2006, an increase of approximately $2.0 million or 54.4 percent. The increase in general administrative expenses were mainly attributable to the increase in the number of our employees and the higher compensation for our officers and directors. Depreciation and amortization expenses were approximately $0.5 million for the year ended December 31, 2007 as compared to approximately $0.5 million for the year ended December 31, 2006, an increase of $37,252 or 7.5 percent. R&D expenses were approximately $0.7 million for the year ended December 31, 2007 as compared to approximately $1.3 million for the year ended December 31, 2006, a decrease of approximately $0.6 or 46.6 percent. The decrease in our R&D expenses was mainly attributable to the lower expenditure requirement in the early stage of our new product development cycle.

Operating income was approximately $14.9 million for the year ended December 31, 2007 as compared to approximately $8.0 million for the year ended December 31, 2006, an increase of $6.9 million or 86.6 percent. The increase in our operating income was mainly due to the increase in our revenues and higher gross margin during this period. If excluding the one-time charge of $0.4 million for reverse merger and the one-time non-cash charge of $0.5 million for the management option expenses in 2006, the increase in operating income would be $6.0 million or 67.7 percent for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was mainly due to the increase in our revenues and higher gross margin in this period.

Total other income was approximately $1.9 million for the year ended December 31, 2007 as compared to a loss of approximately $0.9 million for the year ended December 31, 2006. In 2006, the Company issued warrants that permitted the holder under certain circumstances to redeem the warrants for cash.  Therefore, the Company had to record the fair value of the warrants as a derivative liability on the date of grant and then record a gain or loss each subsequent reporting period for the change in fair value of the warrants.  In 2006, the change in fair value of the warrants from the date of issue through year end resulted in a loss of $1.5 million.  On May 3, 2007, the Company restructured the warrants so that they were no longer redeemable for cash.  Therefore, the warrants were no longer subject to derivative accounting, and the Company reclassified the warrants to equity at the fair value on the date of the restructuring.  The change in fair value between December 31, 2006 and the date of restructuring resulted in a gain of $1.2 million. Excluding this factor, our total other income stayed almost the same.

Our net income was approximately $16.8 million for the year ended December 31, 2007 as compared to approximately $7.0 million net income for the year ended December 31, 2006, an increase of $9.8 million or 141.1 percent. Excluding the one-time charge of $0.4 million for reverse merger, the one-time non-cash charge of $0.5 million for the management option expenses and the $1.6 million charge for the change in fair value of derivative in the year 2006, and the $1.2 million gain for the change in fair value of derivative in the year 2007, our non-GAAP net income was $15.6 million for the year ended December 31, 2007 as compared to approximately $9.4 million for the same period in 2006, an increase of $6.2 million or 65.2 percent. The reason for the increase in the net income was mainly due to the increase in revenues and gross margin.

Currency translation adjustments resulting from RMB appreciation process amounted to $2,502,595 and $581,932 as of the year ended December 31, 2007 and 2006, respectively.

The comprehensive income, which adds the currency adjustment to the net income, were approximately $19.3 million for the year ended December 31, 2007 as compared to approximately $7.6 million comprehensive income for the year ended December 31, 2006, an increase of $11.8 million or 155.9 percent.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Our cash and cash equivalents are held for working capital purposes and consist primarily of bank deposits. We do not enter into investments for trading or speculative purposes.

Interest Rate Risk

We currently do not have any long-term debt. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in demand deposits. We have not used derivative financial instruments in our investment portfolio in order to reduce interest rate risk. Interest earning instruments carry a degree of interest rate risk and our future interest income may change, depending on market interest rate movement.

Foreign Currency Risk

Our business is operated in the PRC, and its value is effectively denominated in Renminbi. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi, and so our exposure to foreign exchange risks should generally be limited. We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of Renminbi against U.S. dollars will devaluate the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi again U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In China, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.

Item 8. Financial Statements And Supplementary Data

(a)    Financial statements required by Item 8 are set forth at the pages indicated in item 15(a) below.
(b)    Supplementary Data:

QUARTERLY DATA (UNAUDITED)

	Years Ended December 31
2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	14,696,626	16,653,724	16,743,267	20,985,502	69,079,119
Gross profits	8,044,395	10,184,293	9,864,431	11,404,754	39,497,873
Net income	4,740,780	6,676,100	6,457,964	6,829,008	24,703,852
Earnings per share	$0.17	$0.24	$0.23	$0.26	$0.90
Earnings per share Diluted	$0.17	$0.24	$0.23	$0.24	$0.88

2007
Revenues	9,499,460	11,547,185	11,596,970	14,110,220	46,753,837
Gross profits	5,015,905	6,309,513	6,867,432	7,470,133	25,662,983
Net income	4,130,116	4,242,521	4,392,035	4,036,964	16,801,636
Earnings per share	$0.16	$0.16	$0.16	$0.15	$0.63
Earnings per share Diluted	$0.15	$0.16	$0.16	$0.14	$0.61

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls And Procedures

(a)    Management’s annual report on disclosure control and procedures.

As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures are effective.

(b)          Management’s annual report on internal control over financial reporting.

As required by Exchange Act Rule 13a-15(c), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2008.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of the Company, and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of December 31, 2008, our internal control over financial reporting was not effective as a result of the following material weaknesses:

●
Lack of internal controls over the project budgeting process – Due to lack of project budgeting personnel and an ineffective design of project budgeting process, we do not maintain sufficient control over project budgeting process. Although this material weakness did not result in significant adjustments to our consolidated financial statements (less than 1% adjustment on our revenue) this material weakness resulted  in the possibility that a material misstatement of our consolidated financial statements might not be prevented or detected in a timely basis.

Remediation Initiative
We will hire more skilled project budgeting personnel to enhance our project budgeting team to meet the increased needs of  our expanding number of projects. We will redesign our project budgeting process and  augment monitoring procedures to ensure timely updates of project budgets that will reflect the best estimate of project costs under construction. We will also increase the effectiveness and frequency of communication between our accounting, project budgeting and project implementation departments through regularly scheduled inter-department meetings.

●
Lack of internal accounting staff with adequate US GAAP knowledge and inadequate supervisory review of the construction accounting process - We did not maintain effective controls over the financial reporting process due to an insufficient complement of internal personnel with a sufficient level of accounting knowledge, experience and training in the application of U.S. GAAP. We did not implement adequate supervisory review of the construction accounting process to ensure the financial statements were prepared in accordance with U.S. GAAP.

Remediation Initiative
We will hire more skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP. We also plan to hire an external U.S. GAAP accounting consultant with relevant accounting experience, skills and knowledge in the financial reporting processes to provide U.S. GAAP knowledge training to our existing accounting staff. We will enforce  senior management’s checks and approvals process to ensure the accuracy of our daily book keeping.

(c) Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

(d) Independent Registered Public Accounting Firm’s Attestation Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Fire & Security Group, Inc.

We have audited China Fire & Security Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements and did not implement adequate supervisory review of the construction accounting process to ensure the financial statements were prepared in accordance with generally accepted accounting principles of the Unites States of America. These resulted in material adjustments to the Company’s preliminary consolidated financial statements. The Company also did not design and maintain effective controls over the budgeting process.  This material weakness did not result in material adjustments to the Company’s consolidated financial statements; however, there is a reasonable possibility that due to this control deficiency, a material misstatement of the Company’s consolidated financial statements related to the revenues and costs and estimated earnings accounts will not be prevented or detected on a timely basis.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 16, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income and comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 16, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

We have provided below certain information about our executive officers and directors. Our directors serve for a term of one year or until their successors are duly elected. Our executive officers serve at the pleasure of our board of directors and have no fixed term of office.

Name	Age	Position
Brian Lin	44	Director and Chief Executive Officer
Weishe Zhang	44	Director and Chief Technology Officer
Xiaoyuan (Robert) Yuan	34	Principal Accounting Officer
Weigang Li	51	Vice President of Sales
Haijun Yang	36	Vice President of Operations
Gangjin Li	47	Chairman of the Board
Albert McLelland	50	Independent Director
Xianghua Li	64	Independent Director
Xuewen Xiao	40	Independent Director
Guoyou Zhang	57	Independent Director

Mr. Brian Lin, CEO, Director, 44. Mr. Lin has served as a director since October 2006. Mr. Lin has over 17 years management and technical experience both in the US and China. Mr. Lin is an early stage investor and co-founder of the Company and has been providing strategic guidance since its inception. Prior to joining the Company full time in January 2006, Mr. Lin held various management and technical positions with PacificNet and UTStarcom in China and Nortel Networks and Motorola in the US. Mr. Lin received his Master’s Degree in Electrical Engineering from University of Toronto, Canada in 1989.

Mr. Weishe Zhang, Chief Technology Officer, Director, 44. Mr. Zhang has served as a director and our Chief Technology Officer since February 2009. From 2002 to February 2009, Mr. Zhang held various positions in the field of product research and development, including Director of System Integration, Director of Product Research and Development Center and Chief Engineer in Sureland Industrial (a wholly owned subsidiary of China Fire). With over 15 years of experience in the China fire protection industry, Mr. Zhang is the inventor of dozens of international and domestic product and technology patents.   Mr. Zhang received a Master’s Degree in Engineering from Beijing University of Aeronautics & Astronautics in 1989.

Mr. Weigang Li, Vice President of Sales of China Fire, General Manager of Sureland Industrial, 41. Mr. Li has served as our VP of Sales since February 2009. Mr. Li co-founded Sureland Industrial in 1995 and held various positions, including deputy director, director and deputy General Manager of Sales. Mr. Li has been influential in winning a number of large, notable contracts since the Company’s inception. Mr. Li has over 15 years of hands on experience in project sales and sales force management in the China fire protection industry. He is currently completing a business diploma in an advanced program for young Chinese entrepreneurs at Tsinghua University. Mr. Li is the brother of Mr. Gangjin Li, the Chairman of the Board.

Mr. Haijun Yang, Vice President of Operations, the Company’s Secretary, Deputy General Manager of Sureland Industrial, 36. Mr. Yang has served as our Vice President of Operations and the Company’s Secretary since February 2009. From 2000 to February 2009, Mr. Yang held various positions including Executive Assistant to the General Manager, Secretary of the Board of Sureland and Deputy General Manager in charge of preparation for going public, merger and acquisition and operation management in Sureland Industrial. With 9 years of working experience in the China fire protection industry, Mr. Yang is responsible for internal operation management, including human resource, legal affairs, mergers and acquisitions, to support the Company’s continued growth.  Mr. Yang received his MBA from Renmin University of China in 2000 and is currently pursuing his Ph.D. in business management since 2004.

Mr. Xiaoyuan (Robert) Yuan, Principal Accounting Officer, 34, Mr. Xiaoyuan (Robert) Yuan joined the Company as the Company's Secretary in July 2007 and has served as the Principal Accounting Officer since August 2008. From October  2006 to July 2007, Mr. Yuan worked for CCG Elite Investor Relations, a global investor relations company, as an account executive representing a number of public companies listed in the U. S. From 2003 to 2005, Mr. Yuan held various positions in the fields of industry research, strategic planning and M&A for Lenovo Group Co. Ltd. (HKSE: 0992.HK), the largest PC manufacturer in China. Mr. Yuan graduated from Texas Christian University with his Ph.D. degree in Physics and MBA with concentration in finance in 2003.

Mr. Gangjin Li, Chairman of the Board, 47. Mr. Li has served as our Chairman of the Board since October 2006. Mr. Li is the founder of Sureland, and served as Chairman of the Board and the General Manager of Sureland Industrial from 1995 until January 2009. Mr. Li is an executive director of China Fire Protection Association (CFPA), and vice-chairman of “Electrical Fire Prevention Committee of CFPA”. Mr. Li holds a bachelor’s degree from Wuhan University of Science and Technology and a Master degree in management science from Beijing University.

Mr. Albert McLelland,  Director, 50, Albert Mclelland has served  as an independent Director since September 2008. Since 2003, Mr. McLelland has been the Senior Managing Director of AmPac Strategic Capital LLC (AmPac) Prior to founding AmPac, Mr. McLelland  was responsible for the day-to-day operations of the cross-border transactions Initiative of PricewaterhouseCoopers’ (PwC) Financial Advisory Services. Albert possesses extensive investment and merchant banking experience. He has built two Asian based financial service firms  and also ran corporate finance at CEF Taiwan Limited. Mr. McLelland began his investment banking career at Shearson Lehman. Mr. McLelland is also teaching “Venturing in China” at the Caruth Institute for Entrepreneurship at the Cox School of Business at Southern Methodist University. Mr. McLelland holds an MBA degree from the University of Chicago and a Master of International Affairs from Columbia.  He did his undergraduate studies at the University of South Florida and also studied Mandarin at the National Normal University in Taiwan.
.
Mr. Xianghua Li, Director, 64, Mr. Xianghua Li has served as an independent Director since September 2008. Mr. Li was the vice chairman of China Fire Protection Association   since October 2003. Mr. Li had his diploma from Military School of Mechanical Technology.

Mr. Xuewen Xiao, Director, 40, Mr. Xuewen Xiao has served as an independent Director since September 2008. Mr. Xiao has been the president of Chongqing Iron & Steel Design & Research Institute and the chairman of CISDI Engineering Co, Ltd, a state-owned company  since March 2003. Mr. Xiao graduated from Tsinghua University with Master of Science degree in Mechanical Engineering in 1994.

Mr. Guoyou Zhang,   Director, 57, Mr. Zhang has served as an independent Director since April 2007. Mr. Zhang is currently the Vice President of Beijing University and the director of the Institute of International Business Management, Beijing University. Professor Zhang has extensive experience in teaching economics and business management and has written and/or edited many published articles and books over the past 20 years. Mr. Zhang has been teaching in Beijing University since 1976. He received his Ph.D. degree in Economics from Beijing University in 1991.

Family Relationships

Mr. Weigang Li is the brother of Mr. Gangjin Li, Chairman of the Board.

Board Composition and Committees

Our Board has seven (7) members, of which four (4) are independent directors. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee has been established as a separately designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. Albert Mclelland, who meets the definition of a “financial expert” under SEC rules and whom the Board has determined to be “independent”.

Audit Committee. The Audit Committee is currently comprised of Mr. Albert Mclelland, Mr. Xianghua Li and Mr. Guoyou Zhang with Mr. Albert Mclelland as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the NASDAQ listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm. The Audit Committee has the authority to review and approve transactions between the Company and its directors, officers and affiliates.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Mr. Guoyou Zhang, Mr. Xianghua Li and Mr. Xuewen Xiao, with Mr. Guoyou Zhang as the chairman. All of whom are “independent” directors.

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

Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Mr. Xuewen Xiao, Mr. Guoyou Zhang, and Mr. Xianghua Li, with Xuewen Xiao as the chairman.

The Board had 11 meetings during last fiscal year.  All members attended at least 75% of the meetings.

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

Mr. Xiaoyuan Yuan, Principal Financial Officer of the Company, did not file the required Form 3 in a timely manner. Directors, Mr. Albert McLelland, Xuewen Xiao and Mr. Xianghua Li, did not file the required Form 3 in a timely manner. Worldtime Investment Advisors, Ltd. did not file the required Form 5 in a timely manner.

Code of Ethics

We have adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our principal executive, financial and accounting officers. China Fire & Security Group, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Mr. Brian Lin, Chief Executive Officer, B-2508 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company’s executive compensation program is designed to pay key management personnel competitive remuneration based on the authority, responsibility and accountability of the position held by the individual. In addition, the Company considers the competitive environment relative to compensation paid to senior management with comparable job scopes in companies in related industries and of the same approximate size.

Our senior officers receive compensation in the form of salaries, annual bonuses and stock options. We have entered into service agreements with each of our senior officers. None of these service agreements provide benefits to our senior officers upon termination.

An understanding of our executive compensation program begins with an understanding of the objectives the program is intended to serve. These include:

•	Offering competitive compensation. We seek to offer a compensation package that is attractive and competitive with the compensation practices of the peer companies with which we compete for talent.
•
Rewarding performance. Our compensation program is intended to closely align executive compensation with performance by tying a significant portion of compensation to the achievement of financial and other Company goals and the executive’s contributions to the accomplishment of those goals.

•
Aligning the interests of our executives with those of our shareholders. Over 90% of the total compensation paid to our Named Executive Officers is in the form of equity-based compensation. This serves to further align the interests of our executives with those of our shareholders.

The Compensation Committee reviewed and approved the compensation paid to the top four executives of the corporation as listed in the Compensation Table. Recommendations for annual increases in compensation to named executives are to be presented to the Compensation Committee and are subject to their approval. Pay increases for non-named employee will be at the discretion of the employee’s supervisor and subject to senior management approval. The regulations regarding employee pension and retirement plans governed by the Peoples Republic of China is the only program administered by the Company. No other supplemental plan exists.

Stock-Based Compensation Plans

 In 2008, our board of directors and shareholders adopted our 2008 stock option plan. The Plan is intended to enhance the Company’s and its Affiliates’ (as defined herein) ability to attract and retain highly qualified officers, directors, key employees and other persons, and to motivate such officers, directors, key employees and other persons to serve the Company and its Affiliates and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash awards. At the time of adoption, 2,000,000 common shares were reserved for issuance under the plan. The plan has a term of ten years but may be terminated earlier by our board of directors.

We have not issued stock based compensations to any of our executives nor directors in 2008. On January 2, 2009, pursuant to the Company's 2008 Omnibus Long-term Incentive Plan, the Company's Board of Directors authorized the issuance of 1,000,000 shares of options for its employees with a total of 800,000 shares options issued to executive officers.  The options will vest evenly each quarter over the following four years, starting from the first quarter of 2009.

Compensation Table

Name & Principal Position	Year	Salary	Bonus	Option* Awards	All other Compensation	Total

Gangjin Li, Chairman**	2008	$65,800	—	$8,400	—	$74,200
	2007	65,800	—	62,550	—	128,350
	2006	12,000	—	257,600	—	269,600
Brian Lin, CEO and PAO prior to August 2008	2008	$120,000	—	$4,200	—	$124,200
	2007	120,000	—	31,275	—	151,275
	2006	12,000	—	128,800	—	140,800
Xiaoyuan Yuan, Principal Accounting Officer (since August 2008)	2008	$36,800	—	$14,300	—	$49,900

*The assumptions made in valuing the option were disclosed in the financial statements Note 14.
**Mr. Li has not been involved in the day-to-day operation of the Company since January 2008.

Grants of Plan-Based Awards

The Company currently does not have any award plans. No options were granted to any officer in 2008.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for our named executive officers outstanding as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Brian Lin	150,000	0		1.25	June 30, 2016
Gangjin Li	300,000	0		1.25	June 30, 2016
Xiaoyuan (Robert) Yuan	7,500	12,500		6.70	June 30, 2012

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2008.

Pension Benefits

The Company does not have any pension plans for its officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the officers in 2008.

Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its officers upon termination or change in control.

Director Compensation

The following table provides information concerning compensation paid by us to our directors during the fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gene Bennett (1)	20,100		5,368				25,468
Qihong Wu (1)	5,400		3,068				8,468
Yushen Liu (1)	5,400		3,068				8,468
Guoyou Zhang	14,800		3,068				17,868
Xuewen Xiao (2)	7,700						7,700
Xianghua Li (2)	5,800						5,800
Albert McLelland (2)	18,300						18,300

(1) Represents directors resigned in September 2008.

(2) Represents directors took office in September 2008.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Analysis and Discussion with the management of the Company. Based on the review and the discussions, the Compensation Committee recommended to Board of Directors that the Compensation Analysis and Discussions be included in the Company’s annual report on Form 10-K. The members of the Compensation Committee are Mr. Xianghua Li, Mr. Xuewen Xiao and Mr. Guoyou Zhang, the chairman.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, including 27,586,593 shares of Common Stock, 10,000 warrants, and 830,750 stock options that are exercisable within 60 days from March 13, 2009:

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of Common Stock;

•	each of our directors, executive officers and nominees to become directors; and

•	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Owner		Percent of Class
Common	Li Brothers Holding Inc.	12,768,000	(1)	44.91%
Common	Vyle Investment Inc.	2,622,000	(2)	9.22%
Common	China Honor Investment Limited	2,667,600	(3)	9.38%
Common	Worldtime Investments Advisors Ltd.	1,976,400	(4)	6.95%
Common	Gangjin Li	6,684,000	(5)	23.51%
Common	Brian Lin	955,350	(6)	3.36%
Common	Weishe Zhang	543,150	(7)	1.91%
Common	Xiaoyuan Yuan	8,750	(8)	0.03%
Common	Weigang Li	6,493,375	(9)	22.84%
Common	Albert Mclelland	0		0.00%
Common	Xuewen Xiao	0		0.00%
Common	Xianghua Li	0		0.00%
Common	Guoyou Zhang	2,000	(10)	0.01%
Common	Directors and executive officers as a group (9 persons)	14,686,625	(11)	51.66%

*	The address for the officers and directors is B-2508 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China and Telephone (86-10) 8441 7400.

(1)
Li Brothers Holding Inc. is a BVI company. Mr. Gangjin Li is the sole director of Li Brothers Holding Inc. with 100% of voting power and owns 50% of economic interest. Mr. Weigang Li, the brother of Mr. Gangjin Li and Vice President of Sureland Industrial, owns 50% of economic interest of Li Brothers Holding Inc.

(2)	Vyle Investment Inc. is a BVI company. Mr. Brian Lin is a director of Vyle Investment Inc. with 100% of voting power and 30% ownership. Mr. Weishe Zhang holds 20% ownership.

(3)	China Honor Investment Limited is a BVI company of which Mr. Ang Li, the son of Mr. Gangjin Li, has 100% ownership.

(4)
Worldtime Investment Advisors Limited is a BVI company of which Ms. Huiwen Liu, sister-in-law of Mr. Brian Lin, is the sole director with 100% of voting power, but without economic interest. Mr. Zengliang Feng owns 100% of economic interest.

(5)	Represents the number of shares of Common Stock plus options to purchase 300,000 shares of Common Stock that is exercisable within 60 days from March 13, 2009.

(6)	Represents the number of shares of Common Stock plus options to purchase 168,750 shares of Common Stock that is exercisable within 60 days from March 13, 2009.

(7)	Represents the number of shares of Common Stock plus options to purchase 18,750 shares of Common Stock that is exercisable within 60 days from March 13, 2009.

(8)	Represents the number of options to purchase 8,750 shares of Common Stock that is exercisable within 60 days from March 13, 2009.

(9)	Represents the number of options to purchase 109,375 shares of Common Stock that is exercisable within 60 days from March 13, 2009.

(10)	Represents the number of options to purchase 2,000 shares of Common Stock that is exercisable within 60 days from March 13, 2009.

(11)	Represents the number of options to purchase 605,625 shares of Common Stock that is exercisable within 60 days from March 13, 2009.

Item 13. Certain Relationships And Related Transactions and Director Independence

The Company has accounts receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has 19% ownership interest. The receivable due from Hubei Shou An was $466,223 as of December 31, 2008.

Item 14. Principal Accounting Fees And Services

Moore Stephens Wurth Frazer and Torbet, LLP has audited our financial statements annually since the 2004 fiscal year. All of the services described below were approved by our board and audit committee prior to performance. The board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees

The aggregate fees for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP in connection with its audit of our internal control over financial reporting, audit of our annual consolidated financial statements in our Form 10-K or 10-KSB and the review of our quarterly consolidated financial statements included in our Forms 10-Q or 10-QSB for the fiscal years ended December 31, 2008, 2007 and 2006 totaled approximately $305,000, $245,000 and $180,000 respectively.

Audit-Related Fees

No fees were paid or accrued by us for assurance and related services rendered by Moore Stephens Wurth Frazer and Torbet, LLP in connection with its audit and review of our financial statements for the fiscal years ended December 31, 2008, 2007 and 2006.

Tax Fees

$10,000 and $5,000 were paid or accrued by us for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP for tax compliance, tax advice and tax planning for the fiscal years December 31, 2008 and 2007, respectively, and no fee were paid or accrued for the fiscal years ended December 31, 2006.

All Other Fees

No fees were paid or accrued by us for other services rendered by Moore Stephens Wurth Frazer and Torbet, LLP for the fiscal years ended December 31, 2008, 2007 and 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The Following financial statements are included in this Annual Report on Form 10-K commencing on the page numbers specified below

(2)  Financial Statement Schedules

None

(3)  Exhibits

The exhibits listed on the Exhibit Index (following the Financial Statements of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K  to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

CHINA FIRE & SECURITY GROUP, INC.

Dated: March 16, 2009
	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated as of March 16, 2009.

Signature	Title

/s/ Gangjin Li	Chairman of the Board
Gangjin Li

/s/ Brian Lin	Director and Chief Executive Officer
Brian Lin

/s/ Xiaoyuan Yuan	Principal Accounting Officer
Xiaoyuan Yuan

/s/ Weishe Zhang	Director and Chief Technology Officer
Weishe Zhang

/s/ Albert McLelland	Director
Albert McLelland

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Fire & Security Group, Inc.

We have audited the accompanying consolidated balance sheets of China Fire & Security Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. China Fire & Security Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Fire & Security Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Fire & Security Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an adverse opinion.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut California
March 16, 2009

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,655,333	$17,110,449
Restricted cash	5,377,933	3,829,927
Notes receivable	3,670,259	3,315,811
Accounts receivable, net of allowance for doubtful accounts of $4,370,362 and $2,483,359 as of December 31, 2008 and 2007, respectively	25,826,343	16,525,161
Receivables from related party	466,223	-
Other receivables	1,532,259	748,195
Inventories	6,538,938	4,048,283
Costs and estimated earnings in excess of billings	17,821,708	13,068,036
Employee advances	743,868	1,326,115
Prepayments and deferred expenses	2,816,976	2,218,391
Total current assets	91,449,840	62,190,368

PLANT AND EQUIPMENT, net	8,445,254	6,568,250

OTHER ASSETS:
Restricted cash - non current	1,872,828	-
Accounts receivable - retentions	1,107,450	193,029
Deferred expenses - non current	-	21,234
Advances on building and equipment purchases	249,859	366,317
Investment in joint ventures	1,167,238	1,156,294
Intangible assets, net of accumulated amortization	1,116,449	1,150,935
Total other assets	5,513,824	2,887,809

Total assets	$105,408,918	$71,646,427

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,664,090	$6,327,182
Customer deposits	6,102,026	4,757,179
Billings in excess of costs and estimated earnings	4,237,528	4,882,217
Other payables	837,973	168,868
Accrued liabilities	6,785,409	4,214,530
Taxes payable	2,092,745	1,088,335
Total current liabilities	26,719,771	21,438,311

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized, 27,586,593 shares and 27,556,893 issued and outstanding as of December 31, 2008 and 2007, respectively	27,586	27,556
Additional paid-in-capital	19,357,409	19,317,287
Statutory reserves	7,148,827	5,067,061
Retained earnings	44,850,181	22,228,095
Accumulated other comprehensive income	7,305,144	3,568,117
Total shareholders' equity	78,689,147	50,208,116

Total liabilities and shareholders' equity	$105,408,918	$71,646,427

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
REVENUES
System contracting projects	$57,101,984	$34,581,376	$24,008,170
Products	9,673,922	10,592,683	7,701,986
Maintenance services	2,303,213	1,579,778	744,880
Total revenues	69,079,119	46,753,837	32,455,036

COST OF REVENUES
System contracting projects	25,805,086	16,158,844	12,893,082
Products	2,558,844	4,329,067	3,272,438
Maintenance services	1,217,316	602,943	60,787
Total cost of revenues	29,581,246	21,090,854	16,226,307

GROSS PROFIT	39,497,873	25,662,983	16,228,729

OPERATING EXPENSE
Selling and marketing	6,434,887	3,907,067	2,827,838
General and administrative	6,680,992	5,661,356	3,665,776
Depreciation and amortization	712,269	535,751	498,499
Research and development	2,102,976	672,379	1,258,172
Total operating expense	15,931,124	10,776,553	8,250,285

INCOME FROM OPERATIONS	23,566,749	14,886,430	7,978,444

OTHER INCOME (EXPENSE)
Other income	929,919	581,192	738,680
Other expense	(127,620)	(14,932)	(43,323)
Interest income	382,227	148,236	28,038
Interest expense	-	-	(79,417)
Change in fair value of derivative instruments	-	1,205,791	(1,570,575)
Total other income (expense)	1,184,526	1,920,287	(926,597)

INCOME BEFORE PROVISION FOR INCOME TAXES	24,751,275	16,806,717	7,051,847

PROVISION FOR INCOME TAXES	47,423	5,081	82,206

NET INCOME	24,703,852	16,801,636	6,969,641

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	3,737,027	2,502,595	581,932

COMPREHENSIVE INCOME	$28,440,879	$19,304,231	$7,551,573

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,568,214	26,873,742	24,340,196
Earnings per share	$0.90	$0.63	$0.29

DILUTED EARNINGS PER SHARE
Weighted average number of shares	28,210,620	27,721,171	24,539,414
Earnings per share	$0.88	$0.61	$0.28

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained Earnings		Owner	Accumulated other
	Common Stock		Additional	Statutory		contribution	comprehensive
	Shares	Par value	paid-in-capital	reserves	Unrestricted	receivable	income	Totals
BALANCE, December 31, 2005	24,000,000	$24,000	$6,056,058	$3,458,325	$65,554	$(10,087,527)	$483,590	$-

Net income					6,969,641			6,969,641
Collection of contribution receivable			4,973			10,087,527		10,092,500
Cash proceeds from investment in Sureland Equipment Co., Ltd			660,000					660,000
Issuance of common stock	2,461,678	2,462	6,028,140					6,030,602
Options issued to employees			644,000					644,000
Adjustment to statutory reserves				572,302	(572,302)			-
Foreign currency translation adjustment							581,932	581,932

BALANCE, December 31, 2006	26,461,678	$26,462	$13,393,171	$4,030,627	$6,462,893	$-	$1,065,522	$24,978,675

Net income					16,801,636			16,801,636
Warrants reclassified from liabilities			1,475,020					1,475,020
Issuance of common stock	984,680	983	4,164,214					4,165,197
Warrants exercised	110,535	111	(111)					-
Warrants issued for services			94,274					94,274
Options issued to employees			190,719					190,719
Adjustment on registered capital				(605,000)	605,000			-
Adjustment on statutory reserves				1,641,434	(1,641,434)			-
Foreign currency translation adjustment							2,502,595	2,502,595

BALANCE, December 31, 2007	27,556,893	$27,556	$19,317,287	$5,067,061	$22,228,095	$-	$3,568,117	$50,208,116

Net income					24,703,852			24,703,852
Warrants exercised	29,700	30	(30)					-
Options issued to employees			40,152					40,152
Adjustment on statutory reserves				2,081,766	(2,081,766)			-
Foreign currency translation adjustment							3,737,027	3,737,027

BALANCE, December 31, 2008	27,586,593	$27,586	$19,357,409	$7,148,827	$44,850,181	$-	$7,305,144	$78,689,147

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,703,852	$16,801,636	$6,969,641
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	728,080	555,604	526,240
Amortization	75,041	54,257	13,041
Provision for doubtful accounts	1,683,336	1,111,051	691,242
(Gain) Loss on disposal of equipment	(35,689)	17,715	23,635
Stock compensation to employees	40,152	190,719	644,000
Warrants issued for services	-	94,274	-
Change in fair value of derivative instruments	-	(1,205,791)	1,570,575
Provision for estimated warranty claims	518,940	-	-
Change in operating assets and liabilities
Notes receivable	(120,143)	(2,256,606)	377,087
Accounts receivable	(10,571,077)	(3,206,458)	(6,222,846)
Receivables from related party	(458,119)	-	-
Other receivables	(718,956)	182,485	69,393
Inventories	(2,168,821)	416,317	(1,664,322)
Costs and estimated earnings in excess of billings	(3,771,899)	(3,286,191)	(3,125,106)
Employee advances	663,369	419,589	(272,928)
Prepayments and deferred expenses	(412,888)	334,603	(621,609)
Accounts payable	(98,219)	(117,311)	2,015,302
Customer deposits	994,154	1,781,869	928,949
Billings in excess of costs and estimated earnings	(969,403)	(4,418,793)	5,635,038
Other payables	645,855	(287,672)	(100,911)
Accrued liabilities	1,722,071	2,168,961	1,483,068
Taxes payable	912,068	422,856	(4,428)
Net cash provided by operating activities	13,361,704	9,773,114	8,935,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(2,015,051)	(3,419,056)	(583,208)
Advances on building and equipment purchase	-	(351,809)	-
Proceeds from sale of equipment	69,852	20,820	22,979
Purchase of intangible assets	-	(613,582)	-
Payments for investment in Hubei Sureland Changjiang Fire Safety Technology Co., Ltd.	-	(150,104)	-
Payments for investment in King Galaxy Investments Limited	-	(1,000,000)	-
Payments for acquisition of Sureland Industrial assets	-	-	(10,087,527)
Payments for investment in Tianjin Fire Safety Equipment Co., Ltd.	-	-	(301,996)
Proceeds from sale of investment in Tianjin Fire Safety Equipment Co., Ltd.	-	514,856	-
Proceeds from sale of Beijing Zhong Xiao Fire Safety Technology Co., Ltd	-	1,068,897	-
Net cash used in investing activities	(1,945,199)	(3,929,978)	(10,949,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(3,097,855)	(2,011,480)	(35,017)
Dividend distributions to original shareholders and minority interest shareholders			(8,886,800)
Payments on notes payables	-	-	(2,532,000)
Proceeds from note payables	-	-	2,496,000
Proceeds from increase in paid-in capital	-	-	660,000
Proceeds from original shareholders	-	-	10,092,500
Payments to Beijing Zhong Xiao Fire Safety Technology Co., Ltd.	-	(2,466,395)	-
Proceeds from Beijing Zhong Xiao Fire Safety Technology Co., Ltd	-	1,364,630	-
Proceeds from issuance of common stock	-	4,165,197	7,140,838
Net cash (used in) provided by financing activities	(3,097,855)	1,051,952	8,935,521

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,226,234	789,270	147,862

INCREASE IN CASH	9,544,884	7,684,358	7,068,692

CASH and CASH EQUIVALENTS, beginning of year	17,110,449	9,426,091	2,357,399

CASH and CASH EQUIVALENTS, end of year	$26,655,333	$17,110,449	$9,426,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$29,048	$46,390	$147,822
Interest paid	$-	$-	$79,025

NON-CASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant liability to paid-in capital upon modification of warrants agreement	$-	$1,475,020	$-
Reclassification of advances on building and equipment purchase to plant and equipment upon receipt of purchase	$139,638	$-	$-

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1 - Background

China Fire & Security Group Inc. (the “Company”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacture and sale of fire protection products and services for industrial customers in China.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group Inc. and subsidiaries reflect the activities of the parent and the following subsidiaries:

Subsidiaries	Incorporated in	Ownership Percentage
China Fire Protection Group Inc(“CFPG”)	British Virgin Islands	100%
Sureland Industrial Fire Safety Limited (“Sureland Industrial”)	People’s Republic of China	100%
Sureland Industrial Fire Equipment Co. Ltd (“Sureland Equipment”)	People’s Republic of China	100%
Tianxiao Fire Safety Equipment Co., Ltd. (“Tianxiao Equipment”)	People’s Republic of China	100%
Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”)	People’s Republic of China	100%

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
December 31, 2008

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
December 31, 2008

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

Enterprise Wide Disclosure

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

The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

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

Translation adjustments amounted to $7,305,144 and $3,568,117 as of December 31, 2008 and 2007, respectively.  Asset and liability accounts at December 31, 2008 were translated at 6.82 RMB to $1.00 as compared to 7.29 RMB at December 31, 2007.  Equity accounts were stated at their historical rate.  The average translation rates applied to income statements accounts for the years ended December 31, 2008, 2007 and 2006 were 6.94 RMB, 7.59 RMB and 7.96 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value.  For the years ended December 31, 2008, 2007 and 2006, depreciation expense amounted to $728,080, $555,604, and $526,240 respectively.

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

Long-term assets of the Company are reviewed periodically or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, the Company expects these assets to be fully recoverable.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Plant and equipment consist of the following:

	December 31, 2008	December 31, 2007
Buildings and improvements	$6,417,304	$5,077,373
Transportation equipment	2,747,038	1,985,701
Machinery	1,249,470	970,500
Office equipment	1,262,426	1,047,350
Furniture	90,882	35,972
Total	11,767,120	9,116,896
Less accumulated depreciation	(3,321,866)	(2,548,646)
Plant and equipment, net	$8,445,254	$6,568,250

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  As of December 31, 2008 and 2007, the Company had deposits (including restricted cash balances) totaling to $30,765,488 and $20,940,016, that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company has one major customer who represents approximately 25% of the Company’s sales for the year ended December 31, 2008. Accounts receivable from this customer was $0 as of December 31, 2008. The Company had one major customer who represents approximately 20% of the Company’s sales for the year ended December 31, 2007.  Accounts receivable from this customer was $266,660 as of December 31, 2007.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates at its market value.  Cash and cash equivalents also include unrestricted time deposits.

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired.

	December 31, 2008	December 31, 2007
Restricted cash
Products sales	$1,608,056	$102,355
System contracting projects	5,642,705	3,727,572
Total restricted cash	7,250,761	3,829,927
Restricted cash - non current	(1,872,828)	-
Restricted cash - current	$5,377, 933	$3,829,927

Inventories

Inventories are stated at the lower of cost or market, using weighted average method. Inventories consisted of the following as of December 31,

	2008	2007
Raw materials	$896,797	$310,255
Finished goods	4,597,407	2,617,638
Work in progress	1,044,734	1,120,390
Total	$6,538,938	$4,048,283

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.  The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of December 31, 2008 and 2007, the Company determined no reserves are necessary.

Accounts receivable

Accounts receivable represents amounts due from customers for products sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt.  Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, known bad debts are written off against allowance for doubtful accounts when identified.

Accounts receivable consists of the following:

	December 31, 2008	December 31, 2007
Accounts receivable:
System contracting projects	$19,167,096	$10,296,762
Maintenance services	3,193,166	670,357
Products sales	8,943,893	8,234,430
Total accounts receivable	31,304,155	19,201,549
Allowance for bad debts	(4,370,362)	(2,483,359)
Accounts receivable, net	26,933,793	16,718,190
Accounts receivable - non-current retentions	(1,107,450)	(193,029)
Accounts receivable - current	$25,826,343	$16,525,161

The activity in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Beginning allowance for doubtful accounts	$2,483,359	$1,252,947
Additional charged to bad debt expense	1,683,336	1,111,051
Write-off charged against the allowance	-	(12,700)
Foreign currency translation adjustment	203,667	132,061
Ending allowance for doubtful accounts	$4,370,362	$2,483,359

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Retentions held by customers of system contracting projects included in the Company’s accounts receivable as following:

	December 31, 2008	December 31, 2007
Retentions
Current	$3,685,136	$2,829,250
Non-current	1,107,450	193,029
Total retentions	$4,792,586	$3,022,279

These balances represent portions of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

	December 31, 2008	December 31, 2007
Contract costs incurred plus recognized
profits less recognized losses to date	$68,149,817	$50,877,880
Less: progress billings	50,328,109	37,809,844
Costs and estimated earnings in excess of billings	$17,821,708	$13,068,036

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

	December 31, 2008	December 31, 2007
Progress billings	$31,456,807	$15,713,786
Less: contracts costs incurred plus recognized
profits less recognized losses to date	27,219,279	10,831,569
Billings in excess of costs and estimated earnings	$4,237,528	$4,882,217

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge.  The Company maintains a provision for potential warranty costs on these products for one year.  This provision represents management’s assessment of our history of warranty costs while incorporating estimates by our quality review staff of our potential product failure rates.  The Company records a warranty obligation in selling expense at the time of revenue are recognized.  For the years ended December 31, 2008, 2007 and 2006, the Company made $518,940, $0 and $0, respectively, provision for estimated warranty claims for our products.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company invested $167,238 (RMB 1,140,000) to Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% ownership and invested $1,000,000 to King Galaxy Investments Limited for 5% ownership. Total investment as of December 31, 2008 amounted to $1,167,238. Since there is no quoted or observable market price for the fair value of similar long term in joint venture, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contribution to the joint ventures.

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

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

	December 31, 2008	December 31, 2007
Land use rights	$770,789	$720,445
Technology rights	608,745	608,745
Accumulated amortization	(263,085)	(178,255)
Balance	$1,116,449	$1,150,935

Amortization expense amounted to $75,041, $54,257, and $13,041 for the years ended December 31, 2008, 2007 and 2006, respectively.

Intangible assets of the Company are reviewed annually, more often when circumstances require, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, the Company expects these assets to be fully recoverable.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Income taxes

The Company reports income taxes pursuant to SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2008 and December 31, 2007.

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
December 31, 2008

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

VAT on sales and VAT on purchases amounted to $6,941,766 and $5,183,036 for the year ended December 31, 2008, $6,279,253 and $4,485,292 for the year ended December 31, 2007, and $2,501,949 and $3,258,567 for the year ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Stock based compensation

The Company adopted SFAS 123R “Accounting for Stock-Based Compensation” at the beginning of 2006, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the EITF. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP EITF 07-3 was effective beginning in 2008. The adoption of FSP EITF 07-3 did not impact our consolidated financial statements.

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

In December 2007, SFAS 141(R), “Business Combinations”, was issued. SFAS 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting, which SFAS 141 called the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133”. Effective on January 1, 2009, SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will triggered liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact of the adoption of EITF 07-5 on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended December 31:

	2008	2007	2006
Net income for earnings per share	$24,703,852	$16,801,636	$6,969,641

Weighted average shares used in basic computation	27,568,214	26,873,742	24,340,196
Diluted effect of stock options and warrants	642,406	847,429	199,218
Weighted average shares used in diluted computation	28,210,620	27,721,171	24,539,414

Earnings per share:
Basic	$0.90	$0.63	$0.29
Diluted	$0.88	$0.61	$0.28

At December 31, 2008 and 2007, all outstanding stock options and warrants were included in the calculation of diluted earnings per share. At December 31, 2006, 1,169,306 warrants were excluded from the calculation because of their antidilutive nature.

Note 4 – Related party transactions

The Company has accounts receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has 19% ownership interest. The receivable due from Hubei Shou An was $114,388 and $0 as of December 31, 2008 and 2007, respectively. This balance was resulted from product sales totaling $96,068 plus 17% VAT of $19,408 and resulted in translation loss of $1,088.  This amount was expected to be repaid by December 31, 2009 in cash.     .

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company has other receivable from Hubei Shou An, in which the Company has 19% ownership interest. The receivable due from Hubei Shou An was $351,835 and $0 as of December 31, 2008 and 2007, respectively. This balance was for the operating capital in Hubei Shou An and expected to be repaid by June 30, 2009 in cash.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $3,670,259 and $3,315,811 as of December 31, 2008 and 2007, respectively.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them start performing the services.  Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $2,816,976 and $2,218,391 as of December 31, 2008 and 2007, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $167,238 (RMB 1,140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC.  The investment is recorded under the cost accounting method.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders and maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy.  Customer deposits also represent amounts advanced by customers on system contracting projects deposits. The advance payment will apply to the invoices when the Company billed our customer based on the progression of the projects. As of December 31, 2008 and 2007, customer deposits amounted to $6,102,026 and $4,757,179, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of balance sheet date for system contracting projects. Accrued liabilities also represent accrued estimation of warranty expenses.  As of December 31, 2008 and 2007, accrued liabilities amounted to $6,785,409 and $4,214,530, respectively.

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

The Company’s subsidiaries were paying the following tax rate for the year ended December 31, 2006.

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	9%	24%
Sureland Equipment	33%	0%
Beijing Hua An	33%	0%
Beijing Zhong Xiao Fire Safety Technology Co., Ltd.	18%	15%

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company’s subsidiaries were paying the following tax rate for the year ended December 31, 2007.

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	33%	0%
Sureland Equipment	33%	0%
Beijing Hua An	33%	0%
Tianxiao Equipment	0%	33%

Beginning from January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing income tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

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

The Company’s subsidiaries are paying the following tax rate for the year ended December 31, 2008.

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	25%	0%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	25%	0%
Tianxiao Equipment	0%	25%

The provision for income taxes amounted to $47,423, $5,081, and $82,206 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31:

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

	2008	2007	2006
U.S. Statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)
China income taxes	25.0	33.0	33.0
China income tax exemption	(24.8)	(33.0)	(32.0)
Total provision for income taxes	0.2%	0.0%	1.0%

The estimated tax savings for the years ended December 31, 2008, 2007 and 2006 amounted to $6,382,286, $5,441,008 and $3,206,276, respectively. If the income tax had been applied, the net effect on both basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 by $0.23, $0.20 and $0.13, respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0, $47,946 and $3,478 for income tax purposes for the years ended December 31, 2008, 2007 and 2006, respectively.  The net operating loss carry forwards for United States income taxes amounted to $1,004,414 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilize, from 2025 through 2027.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the year ended December 31, 2008 was $0 and the accumulated valuation allowance as of December 31, 2008 amounted to $341,501.  Management reviews this valuation allowance periodically and makes adjustments as warranted.

Taxes payable

Taxes payable consisted of the following:

	December 31, 2008	December 31, 2007
VAT taxes payable	$1,094,089	$71,367
Income taxes payable	38,406	5,915
Sales taxes	936,164	979,999
Other taxes payable	24,086	31,054
Total	$2,092,745	$1,088,335

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2008 and 2007. The contributions are charged to the income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $250,720, $158,279, and $37,444 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2008, 2007 and 2006, the Company transferred $2,081,766, $1,641,434 and $572,302, respectively. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

On May 17, 2007, the Beijing Shunyi District Business Administration approved the Company to increase registered capital from $6,515,000 (RMB 50,000,000) to $13,030,000 (RMB 100,000,000). $605,000 (RMB 5,000,000) was approved by the Beijing Shunyi District Business Administration to be transferred out from this surplus reserve fund as an increase of registered capital.  This balance was reflected in the Company’s consolidated shareholders’ equity for the year ended December 31, 2007.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the years ended December 31, 2008, 2007 and 2006.

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

Warrants

On April 26, 2007, the Company amended its Series A and Series B warrants issued to certain investors on October 27 and December 5, 2006 pursuant to the Securities Purchase Agreement in connection with a private placement (the “Amendment”). The Amendment eliminates the right of the warrant holders to be paid in cash in the event of a merger or other types of reorganization. The warrants no longer need to be accounted for as derivative instrument liabilities.  The fair value of the warrants were transferred to equity on the signing date and no further accounting (i.e., no mark-to-market) is required going forward. At April 26, 2007, the Company determined the fair value of the warrants was $1,475,020 using the Cox-Ross-Rubinstein binomial model with the following assumptions: volatility 25%; risk free interest rate 4.59%; dividend yield of 0% and expected term of 4.5 years. On April 26, 2007, the fair value of the warrants was transferred to additional paid-in capital.

In 2007, 492,340 series A warrants were exercised at $3.58 and 492,340 series B warrants were exercised at $4.88 for a total of 984,680 shares of common stock. The Company received a total of $4,165,197 from various warrant holders.

In 2007, a total of 179,626 warrants were converted into 110,535 shares of common stock by the warrants holders using the cashless exercise options. In 2008, a total of 5,000 warrants were converted into 3,634 shares of common stock by the warrants holders using the cashless exercise options.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

On February 1, 2007, CFPG issued 50,000 warrants to Hayden Communication, the Company’s investor relations consultant, as part of its compensation. These warrants meet the conditions for equity classification pursuant to SFAS 133 and EITF 00-19. Therefore, the warrants were classified as equity and accounted as compensation expenses. The warrants vested on February 1, 2008. The Company used the Black Scholes model to value the options at the time they were issued, based on the exercise price of $4.25 and expiration dates of the instruments, a risk-free rate of 4.84% and volatility at 50%. These 50,000 warrants had a fair value of $94,274 on the date of grant and were recognized over the one year service period. In 2008, Hayden Communication converted 40,000 warrants into 26,066 shares of common stock in a cashless exercise.

The Company’s warrant activity is as follows:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Outstanding, December 31, 2005
Granted	1,169,306	1,169,306	$4.23	5.00
Forfeited
Exercised
Outstanding, December 31, 2006	1,169,306	1,169,306	$4.23	4.58
Granted	50,000		$4.25
Forfeited
Exercised	(1,164,306)	(1,164,306)	$4.23
Outstanding, December 31, 2007	55,000	5,000	$4.19	4.08
Granted		50,000	$4.25
Forfeited
Exercised	(45,000)	(45,000)	$4.24
Outstanding, December 31, 2008	10,000	10,000	$4.25	2.09

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

On April 20, 2007, CFPG issued 9,500 options to the Company’s four independent directors as part of their compensation. The options will vest one year from the issuance date. The fair value of these options was determined to be $19,428 using the Black Sholes model with the following assumptions: volatility 45%; risk free interest rate 4.57%; dividend yield of 0% and expected term of 5 years. Options were vested immediately at exercise price of $4.51 per share which was the close price of the Company’s stock on April 19, 2007. Because the services that the independent directors are to provide started from the second quarter of 2007 and will last for one year, the related compensation expense is recognized on a straight-line basis over the total service period.

On July 1, 2007, CFPG issued 20,000 options to Mr. Yuan, Xiaoyuan, who joined the Company as on the same day.  The options will vest over four years. The Company used the Black Sholes model to value the options at the time they were issued, based on the exercise price of $6.70, which was the close price of the Company’s stock on June 30, 2007 and expiration dates of the instruments and using a risk-free rate of 4.84% and the volatility of 40% that was estimated by analyzing the trading history of the Company’s stock. The 20,000 employee options had a fair value of $57,178. The related compensation expense is recognized on a straight-line basis over the four year vesting period.

The total stock option compensation expense recognized for the year ended December 31, 2008, 2007 and 2006 was $40,152, $190,719 and $644,000, respectively.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company has stock options as follows:

		Weighted
		Average	Aggregate
	Options Outstanding	Exercise Price	Intrinsic Value
Outstanding, December 31, 2005
Granted	750,000	$1.25	$247,500
Forfeited
Exercised
Outstanding, December 31, 2006	750,000	$1.25	$2,250,000
Granted	29,500	$5.99
Forfeited
Exercised
Outstanding, December 31, 2007	779,500	$1.43	$8,925,615
Granted
Forfeited
Exercised
Outstanding, December 31, 2008	779,500	$1.43	$4,194,190

Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life
750,000	1.25	7.50	750,000	1.25	7.50
9,500	4.51	3.33	9,500	4.51	3.33
20,000	6.70	3.50	7,500	6.70	3.50

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
December 31, 2008

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

Note 16 - Commitments and Contingencies

Operating Lease Commitments

Currently the Company are engaged in an operating lease with Tianjin Fire Protection Equipment Company Ltd for the use of approximately 112,432 square meters land in Tianjin, consisting of manufacturing facilities, warehouses and office buildings.  The term of the operating lease is two years, starting from May 2007. The monthly payment for the lease is 66,000RMB or $9,677. At December 31, 2008, total future minimum lease payments under the operating lease were as follows:

Year Ended December 31	Amount
2009	$48,385
2010	-
Thereafter	-

Contingencies

In 2008, the Company filed five lawsuits against four different companies for the infringement of the Company’s intellectual properties. These five cases were still pending. Management expects these five cases will be settled in the Company’s favor.

In 2008, the Company was sued by three different companies for the invalidation of our intellectual properties. Two of these three cases were eventually settled in the Company’s favor. The other case is still pending and management expects this case will be settled in the Company’s favor as well.

Management expects the outcome from the above pending lawsuits will have no material impact of the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 17 - Subsequent Events

On January 2, 2009, pursuant to the Company's 2008 Omnibus Long-term Incentive Plan, the Company's Board of Directors authorized the issuance of 1,000,000 shares of options for its employee with total 800,000 shares options issued to executive officers. The options will vest evenly each quarter over the following four years, starting from the first quarter of 2009.

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number
2.1*	Securities Exchange Agreement, dated as of September 1, 2006, by and among the Company, China Fire Protection Group and Sureland, its subsidiary

3.1**	Restated Articles of Incorporation, filed with the state of Florida on October 18, 2006.

3.2**	Articles of Amendment to Articles of Incorporation & Designating Series A Convertible present Stock.

3.3	By-Laws - Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 4, 2008.

4.1**	Registaration Rights Agreement dated October 27, 2006 between the Company and named Investors

4.2**	Registaration Rights Agreement dated October 27, 2006 between the Company and named Shareholders

4.3**	Form of Series A Warrant to Purchase Shares of Common Stock of the Company.

4.4**	Form of Series B Warrant to Purchase Shares of Common Stock of the Company

4.5**
Escrow Agreement dated October 27, 2006 by and among the Company UNIPRO, H. C. Wainwright & Co., Inc., the Investor Representative, Gangjin Li, and Brian Li, and American Stock Transfer & Trust Company

4.6**	Form of H. C. Wainwright & Co., Warrant

10.1**	Construction Contract between Anshan Iron & Steel Group Corp. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2006

10.2**	Contract between Maanshan Iron & Steel Co., Ltd and. and Sureland Industrial Fire Safety Co., Ltd.

10.3**	Contract between Wuhan Iron & Steel (Group) Corp. and Sureland Industrial Fire Safety Co., Ltd.

10.4**	Purchase Contract between Beijing Zhongshiweiye Technologies Co. Ltd.. and Sureland Industrial Fire Safety Co., Ltd. Dated June 13, 2005

10.5**	Contract between Hangzhou New Epoch Fire Protection Science & Technology Co., Ltd and Sureland Industrial Fire Safety Co., Ltd. Dated December 5, 2005

10.6**	Contract between Guangzhou Jinshengyang Technologies Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated May 20, 2005

10.7**	Purchase and Sales Contract between Beijing Xinfangsheng Hardware Electric Products Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2005

10.8**	Purchase and Sales Contract between Sichuan Firefighting Machinery General Factory and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

10.9**	Purchase and Sales Contract between Beijing Tianningyihe Pipeline System Equipments Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

Exhibit Number

10.10**	Acceptance for Carriage Service Contract between Zhaijisong Express Co., LTD and Sureland Industrial Fire Safety Co., Ltd.

10.11**	Cooperation Contract between Lianxin International Trade (Shanghai Waigaoqiao Free Trade Zone) Co., Ltd. and Sureland Industrial Fire Safety Co., Ltd.

10.12**	Marketing Memorandum between Xi’an Systemsensor Electronic Co., Ltd and Sureland Industrial Fire Safety Co., Ltd.

10.13**	OEM Cooperation Agreement between Xi’an System Sensor Electronics, Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated may 26, 2004

10.14**	House Lease Contract between Beijing Bestpower Electrical Technology Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated December 1, 2004

10.15**	Stock Ownership Assignment Agreement

14.1***	Officers’ and Directors’ Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated by reference from 8-K filed September 5, 2006 where it was filed as Exhibit 99.1

**	Incorporation by reference from 8-K filed November 2, 2006 where the exhibits were the same number

***	Incorporated by reference from Form 10-QSB, filed with the Commission on May 24,2004 where it was filed as Exhibit 10.4