Form 10-Q
period 2009-03-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2009-05-11
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐
(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 11, 2009, the registrant had 27,586,593 shares of common stock outstanding.

China Fire & Security Group, Inc.

Table of Contents

Item 1. Financial Statements

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,356,116	$26,655,333
Restricted cash	4,212,181	5,377,933
Notes receivable	1,031,811	3,670,259
Accounts receivable, net of allowance for doubtful accounts of $4,642,324 and $4,370,362 as of March 31, 2009 and December 31, 2008, respectively	26,588,723	25,826,343
Receivables from related party	503,544	466,223
Other receivables	1,663,413	1,532,259
Inventories	6,027,870	6,538,938
Costs and estimated earnings in excess of billings	22,953,939	17,821,708
Employee advances	1,236,897	743,868
Prepayments and deferred expenses	2,389,344	2,816,976
Total current assets	95,963,838	91,449,840

PLANT AND EQUIPMENT, net	8,540,571	8,445,254

OTHER ASSETS:
Restricted cash - non current	2,602,073	1,872,828
Accounts receivable - retentions	1,363,980	1,107,450
Advances on building and equipment purchases	—	249,859
Investment in joint ventures	1,167,010	1,167,238
Intangible assets, net of accumulated amortization	1,096,800	1,116,449
Total other assets	6,229,863	5,513,824

Total assets	$110,734,272	$105,408,918

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,023,062	$6,664,090
Customer deposits	5,138,306	6,102,026
Billings in excess of costs and estimated earnings	2,780,379	4,237,528
Other payables	399,556	837,973
Accrued liabilities	7,795,775	6,785,409
Taxes payable	4,195,612	2,092,745
Total current liabilities	26,332,690	26,719,771

FAIR VALUE OF DERIVATIVE INSTRUMENTS	—	—

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized, 27,586,593 shares issued and outstanding as of March 31, 2009 and December 31, 2008	27,586	27,586
Additional paid-in-capital	19,602,458	19,357,409
Statutory reserves	7,148,827	7,148,827
Retained earnings	50,495,784	44,850,181
Accumulated other comprehensive income	7,126,927	7,305,144
Total shareholders' equity	84,401,582	78,689,147

Total liabilities and shareholders' equity	$110,734,272	$105,408,918

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
System contracting projects	$13,003,184	$11,329,380
Products	3,124,322	2,881,171
Maintenance services	584,705	486,075
Total revenues	16,712,211	14,696,626

COST OF REVENUES
System contracting projects	4,807,258	5,570,210
Products	1,211,653	841,882
Maintenance services	396,541	240,139
Total cost of revenues	6,415,452	6,652,231

GROSS PROFIT	10,296,759	8,044,395

OPERATING EXPENSE
Selling and marketing	1,902,318	1,162,062
General and administrative	1,680,639	1,798,710
Depreciation and amortization	193,394	167,262
Research and development	314,030	266,649
Total operating expense	4,090,381	3,394,683

INCOME FROM OPERATIONS	6,206,378	4,649,712

OTHER INCOME (EXPENSE)
Other income	111,953	111,350
Other expense	(1,257)	—
Interest income	122,096	28,360
Total other income (expense), net	232,792	139,710

INCOME BEFORE PROVISION FOR INCOME TAXES	6,439,170	4,789,422

PROVISION FOR INCOME TAXES	793,567	48,642

NET INCOME	5,645,603	4,740,780

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(178,217)	2,066,916

COMPREHENSIVE INCOME	$5,467,386	$6,807,696

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,586,593	27,556,893
Earnings per share	$0.20	$0.17

DILUTED EARNINGS PER SHARE
Weighted average number of shares	28,210,911	28,153,181
Earnings per share	$0.20	$0.17

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained Earnings		Accumulated other
	Common Stock		Additional	Statutory		comprehensive
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	Totals

BALANCE, December 31, 2007	27,556,893	$27,556	$19,317,287	$5,067,061	$22,228,095	$3,568,117	$50,208,116

Net income					4,740,780		4,740,780
Options issued to employees			22,431				22,431
Foreign currency translation adjustment						2,066,916	2,066,916

BALANCE, March 31, 2008 (Unaudited)	27,556,893	$27,556	$19,339,718	$5,067,061	$26,968,875	$5,635,033	$57,038,243

Net income					19,963,072		19,963,072
Warrants exercised	29,700	30	(30)				—
Options issued to employees			17,721				17,721
Adjustment on statutory reserves				2,081,766	(2,081,766)		—
Foreign currency translation adjustment						1,670,111	1,670,111

BALANCE, December 31, 2008	27,586,593	$27,586	$19,357,409	$7,148,827	$44,850,181	$7,305,144	$78,689,147

Net income					5,645,603		5,645,603
Options issued to employees			245,049				245,049
Foreign currency translation adjustment						(178,217)	(178,217)

BALANCE, March 31, 2009 (Unaudited)	27,586,593	$27,586	$19,602,458	$7,148,827	$50,495,784	$7,126,927	$84,401,582

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,645,603	$4,740,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	200,767	169,388
Amortization	18,819	18,848
Provision for doubtful accounts	277,940	428,347
Gain on disposal of equipment	(2,330)	(31,252)
Stock compensation to employees	245,049	22,431
Provision for estimated warranty claims	15,196	—
Change in operating assets and liabilities
Notes receivable	2,633,623	(405,036)
Accounts receivable	(1,333,640)	536,779
Receivables from related party	(37,960)	—
Other receivables	(133,251)	(429,507)
Inventories	502,187	(73,543)
Costs and estimated earnings in excess of billings	(5,156,880)	(6,661,383)
Employee advances	(494,077)	821,985
Prepayments and deferred expenses	491,626	(494,952)
Accounts payable	(632,044)	(412,039)
Customer deposits	(955,466)	1,949,752
Billings in excess of costs and estimated earnings	(1,451,470)	(3,455,001)
Other payables	(388,150)	368,569
Accrued liabilities	1,004,384	1,125,132
Taxes payable	2,038,035	(18,422)
Net cash provided by (used in) operating activities	2,487,961	(1,799,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(71,018)	(57,661)
Proceeds from sale of equipment	15,278	38,968
Net cash used in investing activities	(55,740)	(18,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	426,650	(348,582)
Net cash provided by (used in) financing activities	426,650	(348,582)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(158,088)	167,872

INCREASE (DECREASE) IN CASH	2,700,783	(1,998,527)

CASH and CASH EQUIVALENTS, beginning of period	26,655,333	17,110,449

CASH and CASH EQUIVALENTS, end of period	$29,356,116	$15,111,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$—	$5,510
Interest paid	$—	$—

NON-CASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
Reclassification of advances on building and equipment purchase to plant and equipment upon receipt of purchase	$249,536	$—

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 1 - Background

China Fire & Security Group Inc. (the “Company” or “CFSG”), is a Florida corporation. The Company, through its subsidiaries, is primarily engaged in the design, development, manufacture and sale of fire protection products and services for industrial customers in People’s Republic of China (“China”).

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group Inc. and Subsidiaries reflect the activities of the parent and the following subsidiaries:

Subsidiaries	Incorporated in	Ownership Percentage
China Fire Protection Group Inc. (“CFPG”)	British Virgin Islands	100%
Sureland Industrial Fire Safety Limited (“Sureland Industrial”)	People’s Republic of China	100%
Sureland Industrial Fire Equipment Co. Ltd. (“Sureland Equipment”)	People’s Republic of China	100%
Tianxiao Fire Safety Equipment Co., Ltd. (“Tianxiao Equipment”)	People’s Republic of China	100%
Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”)	People’s Republic of China	100%

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

The Company’s certain accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from system contracting projects under the percentage-of-completion method, determining the fair value of stock based compensation and the allowance of doubtful accounts and warranty expenses. Management evaluates all of its estimates and judgments on an on-going basis.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

3.	Revenue from the rendering of Maintenance Services is recognized over the service period on a straight-line basis.

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

Enterprise Wide Disclosure

Almost all the Company’s products (fire detecting products, fire alarm control device, and water mist/sprinkler systems) are sold via system contracting projects or as part of the integrated products sales. The composition of these three types of products varies significantly from project to project, both in quantity and in dollar amounts. Although the Company could provide a breakdown of sales contribution for the Company’s own products for each project, it is almost impossible to provide revenues for each of the products when the revenue from each project is recognized based on percentage of completion.  More importantly, the revenues from the Company’s own products do not accurately reflect the Company’s overall financial performance. The Company is a system contracting projects provider rather than product vendors who sell their own products directly or through channels.  Therefore, it is not practical to separately disclose the revenues from external customers for each of the products.

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

Shipping and handling

Costs related to shipping and handling are included in cost of revenue pursuant to EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.”

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity.

Asset and liability accounts at March 31, 2009 were translated at 6.83 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008.  Equity accounts were stated at their historical rate.  The average translation rates applied to income statements accounts for the three months ended March 31, 2009 and 2008 were 6.83 RMB and 7.15 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value.  Depreciation expense amount to $200,767 and $169,388 for the three months ended March 31, 2009 and 2008, respectively.

Estimated useful lives of the assets are as follows:
Useful Life
Buildings and improvements	40 years
Transportation equipment	5 years
Machinery	10 years
Office equipment	5 years
Furniture	5 years

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009, the Company expects these assets to be fully recoverable.

Plant and equipment consists of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Buildings and improvements	$6,430,237	$6,417,304
Transportation equipment	2,728,422	2,747,038
Machinery	1,250,364	1,249,470
Office equipment	1,274,097	1,262,426
Furniture	105,342	90,882
Total depreciable assets	11,788,462	11,767,120
Less accumulated depreciation	(3,501,878)	(3,321,866))
Construction in progress	253,987	—
Plant and equipment, net	$8,540,571	$8,445,254

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  As of March 31 2009 and December 31, 2008, the Company had deposits (including restricted cash balances) totaling to $33,258,824 and $30,765,488, respectively, that are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

The Company has no major customer who represents over 10% of the Company’s sales for the three months ended March 31, 2009. The Company has one major customer who represents approximately 15% of the Company’s sales for the three months ended March 31, 2008. Accounts receivable from this customer was $0 as of March 31, 2008.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Restricted cash consists of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Restricted cash
Products sales	$2,341,856	$1,608,056
System contracting projects	4,472,398	5,642,705
Total restricted cash	6,814,254	7,250,761
Restricted cash - non current	(2,602,073)	(1,872,828)
Restricted cash - current	$4,212,181	$5,377, 933

Inventories

Inventories are stated at the lower of cost or market, using weighted average method.

Inventories consist of the following as of:

	March 31, 2009 (Unaudited)	December 31, 2008
Raw materials	$860,486	$896,797
Finished goods	4,334,897	4,597,407
Work in progress	832,487	1,044,734
Total	$6,027,870	$6,538,938

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.  The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of March 31, 2009 and December 31, 2008, the Company determined no reserves are necessary.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Accounts receivable consists of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Accounts receivable:
System contracting projects	$18,215,174	$19,167,096
Maintenance services	2,704,938	3,193,166
Products sales	11,674,915	8,943,893
Total accounts receivable	32,595,027	31,304,155
Allowance for bad debts	(4,642,324)	(4,370,362)
Accounts receivable, net	27,952,703	26,933,793
Accounts receivable - non-current retentions	(1,363,980)	(1,107,450)
Accounts receivable - current	$26,588,723	$25,826,343

The activity in the allowance for doubtful accounts for trade accounts receivable for the three months ended March 31, 2009 and for the year ended December 31, 2008 is as follows:

	March 31, 2009 (Unaudited)	December 31, 2008
Beginning allowance for doubtful accounts	$4,370,362	$2,483,359
Additional charged to bad debt expense	277,940	1,683,336
Write-off charged against the allowance	—	—
Foreign currency translation adjustment	(5,978)	203,667
Ending allowance for doubtful accounts	$4,642,324	$4,370,362

Retentions held by customers of system contracting projects included in the Company’s accounts receivable as follows:

	March 31, 2009 (Unaudited)	December 31, 2008
Retentions
Current	$3,534,296	$3,685,136
Non-current	1,363,980	1,107,450
Total retentions	$4,898,276	$4,792,586

These balances represent portions of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.
Costs and estimated earnings in excess of billings consists of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Contract costs incurred plus recognized profits less recognized losses to date	$87,067,288	$68,149,817
Less: progress billings	64,113,349	50,328,109
Costs and estimated earnings in excess of billings	$22,953,939	$17,821,708

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.
Billings in excess of costs and estimated earnings consists of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Progress billings	$20,221,969	$31,456,807
Less: contracts costs incurred plus recognized profits less recognized losses to date	17,441,590	27,219,279
Billings in excess of costs and estimated earnings	$2,780,379	$4,237,528

Research and development

Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities and other departmental expenses. The costs the Company incur with respect to internally developed technology and engineering services are included in research and development expenses as incurred as they do not directly relate to any particular licensee, license agreement or licenses fee.

Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge.  The Company maintains a provision for potential warranty costs on these products for one year.  This provision represents management’s assessment of the Company’s history of warranty costs while incorporating estimates by the quality review staff of the potential product failure rates.  The Company records a warranty obligation in selling expense at the time revenue are recognized.  For the three months ended March 31, 2009 and 2008, the Company recorded $15,196 and $0, respectively, as a provision for estimated warranty claims.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Fair value of financial instruments

SFAS 107, Disclosures About Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures for those instruments.  SFAS 157, Fair Value Measurements, adopted January 1, 2008,  defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

The investment in joint ventures is also a financial instrument.  The Company invested $167,010 (RMB 1,140,000) to Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% ownership and invested $1,000,000 to King Galaxy Investments Limited for 5% ownership. Total investment as of March 31, 2009 amounted to $1,167,010. Since there is no quoted or observable market price for the fair value of similar long term investments in joint ventures, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contribution to the joint ventures.

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Intangible assets

Land use rights - All land in the People’s Republic of China is owned by the government. However, the government grants the user “land use rights”. The Company acquired land use rights in 2001 and the land use rights expire in 2051. The costs of these rights are being amortized over fifty years using the straight-line method.

Technology rights - In May 2007, the Company acquired two technology rights to manufacture fire protection products and the costs of these rights are being amortized over ten years using the straight-line method.

Intangible assets consist of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Land use rights	$770,789	$770,789
Technology rights	608,745	608,745
Accumulated amortization	(282,734)	(263,085)
Balance	$1,096,800	$1,116,449

Amortization expense amounted to $18,819, and $18,848 for the three months ended March 31, 2009 and 2008, respectively.

Intangible assets of the Company are reviewed annually, more often when circumstances require, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009, the Company expects these assets to be fully recoverable.

Income taxes

The Company reports income taxes pursuant to SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Deferred tax assets amounted to $67,824 and $0 as of March 31, 2009 and December 31, 2008, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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
March 31, 2009
(Unaudited)

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

VAT on sales and VAT on purchases amounted to $980,467 and $793,772 for the three months ended March 31, 2009. VAT on sales and VAT on purchases amounted to $964,361 and $742,064 for the three months ended March 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Stock-based compensation

The Company adopted SFAS 123R “Accounting for Stock-Based Compensation” at the beginning of 2006, which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation granted to non-employees has been determined in accordance with SFAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133.”  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 became effective on January 1, 2009 and the adoption of SFAS 161 did not impact the Company’s consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggered liability accounting on all warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi).  The adoption of EITF 07-5 did not have a material impact on the Company’s financial position or results.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. The adoption of EITF 08-4 did not have a material impact on the Company’s financial position or results.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. Management is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  Management is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management is currently evaluating the disclosure requirements of this new FSP.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended March 31:

	2009 (Unaudited)	2008 (Unaudited)
Net income for earnings per share	$5,645,603	$4,740,780

Weighted average shares used in basic computation	27,586,593	27,556,893
Diluted effect of stock options and warrants	624,318	596,288
Weighted average shares used in diluted computation	28,210,911	28,153,181

Earnings per share:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

As of March 31, 2009 and 2008, all outstanding stock options and warrants were included in the calculation of diluted earnings per share.

Note 4 - Related party transactions

The Company has accounts receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has 19% ownership interest. The receivable due from Hubei Shou An was $153,068 and $114,388 as of March 31, 2009 and December 31, 2008, respectively, resulted from product sales. This amount was expected to be repaid by December 31, 2009 in cash.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The Company has other receivable from Hubei Shou An. The receivable due from Hubei Shou An was $350,476 and $351,835 as of March 31, 2009 and December 31, 2008, respectively. This balance was for the operating capital in Hubei Shou An and expected to be repaid by June 30, 2009 in cash.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $1,031,811 and $3,670,259 as of March 31, 2009 and December 31, 2008, respectively.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them start performing the services.  Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $2,389,344 and $2,816,976 as of March 31, 2009 and December 31, 2008, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $167,010 (RMB 1,140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC.  The investment is recorded under the cost accounting method.

During the third quarter of 2007, the Company invested $1,000,000 for a 5% interest in King Galaxy Investments Limited. “King Galaxy” through its wholly owned subsidiary, China Alliance Security Holdings Company Limited owns 100% of Wan Sent (China) Technology Co., Ltd. (“Wan Sent”), an emerging Chinese fire emergency remote-monitoring system provider based in Beijing, PRC. The investment has been recorded under the cost accounting method.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders and maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy.  Customer deposits also represent amounts advanced by customers on system contracting projects deposits. The advance payment will apply to the invoices when the Company billed our customer based on the progression of the projects. As of March 31, 2009 and December 31, 2008 customer deposits amounted to $5,138,306, and $6,102,026, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of balance sheet date for system contracting projects. Accrued liabilities also represent accrued estimation of warranty expenses.  As of March 31, 2009 and December 31, 2008, accrued liabilities amounted to $7,795,775 and $6,785,409, respectively.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The Company’s subsidiaries were paying the following tax rate for the period ended March 31, 2008 (Unaudited).

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	25.0%	—%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	25.0%	—%
Tianxiao Equipment	—%	25.0%

The Company’s subsidiaries are paying the following tax rate for the period ended March 31, 2009 (Unaudited).

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	15.0%	10.0%
Tianxiao Equipment	—%	25.0%

The provision for income taxes amounted to $793,567, and $48,642 for the three months ended March 31, 2009 and 2008, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31:

	2009 (Unaudited)	2008 (Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(13.7)	(24.1)
Other item (1)	1.0	0.1
Total provision for income taxes	12.3%	1.0%

(1)  The 1% represents the $580,723 expenses incurred by CFSG and CFPG that are not deductible in PRC for the three months ended March 31, 2009. The 0.1% represents $420,063 expenses incurred by CFSG and CFPG that are not deductible in PRC for the three months ended March 31, 2008.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The estimated tax savings for the three months ended March 31, 2009 and 2008 amounted to $785,479 and $1,241,570, respectively. The net effect on basic earnings per share if the income tax had been applied would decrease basic and diluted earnings per share for the three months ended March 31, 2009, and 2008 by $0.03 and $0.05, respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0 for income tax purposes for the three months ended March 31 2009, respectively.  The estimated net operating loss carry forwards for United States income taxes amounted to $1,004,414 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilize, from 2025 through 2027.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the period ended March 31, 2009 was $0 and the accumulated valuation allowance as of March 31, 2009 amounted to $341,501.  Management reviews this valuation allowance periodically and makes adjustments as warranted.

Taxes payable

Taxes payable consisted of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
VAT taxes payable	$2,241,078	$1,094,089
Income taxes payable	850,198	38,406
Sales taxes	1,039,762	936,164
Other taxes payable	64,574	24,086
Total	$4,195,612	$2,092,745

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2009 and 2008. The contributions are charged to the consolidated income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $46,512 and $50,780 for the three months ended March 31, 2009 and 2008, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2008, the Company did not make any contribution to this fund. Due to the balance of Surplus reserve fund already reaches 50% of the Company’s registered capital, the Company did not reserve any surplus reserve fund for the three months ended March 31, 2009.  The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the three months ended March 31, 2009 and 2008.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 13 - Warrants

In 2008, a total of 45,000 warrants were converted into 29,700 shares of common stock by the warrants holders using the cashless exercise options.

The Company’s warrant activity is as follows:
		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life (years)
Outstanding, December 31, 2007	55,000	$4.24	4.08
Granted
Forfeited
Exercised	(45,000)	4.24
Outstanding, December 31, 2008	10,000	$4.24	2.09
Granted
Forfeited
Exercised
Outstanding, March 31, 2009 (Unaudited)	10,000	$4.24	1.84

Note 14 - Options issued to employees

On January 30, 2008, the Company’s 2008 Omnibus Long-term Incentive Plan was adopted and approved by shareholders. Pursuant to the 2008 Omnibus Long-term Incentive Plan, the Company reserved 2,000,000 shares of our common stock for issuance.

On December 31, 2008, pursuant to the Company's 2008 Omnibus Long-term Incentive Plan, the Company's Board of Directors authorized the issuance of 1,000,000 shares of options for its employee with total 800,000 shares options issued to executive officers. The options will vest evenly each quarter over the following four years, starting from the first quarter of 2009. The Company used the Black Scholes Model to value the options at the time they were issued, based on the exercise price of $6.81, which was the close price of the Company’s stock on December 31, 2008 and using the risk-free rate of 0.875%, 1.125%, 1.313% and 1.5% and the volatility of 86% that was estimated by analyzing the trading history of the Company’s stock. Because the Company do not have historical history exercise period from its previous issued option, the Company used the simplified method to calculate the term, which is the midpoint between the start vesting date and expiration date of the options, as a variable of the model. The 1,000,000 employee options had a fair value of $3,863,606. The related compensation expense is recognized on a straight-line basis over the four year vesting period.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The total stock option compensation expense recognized for the three months ended March 31, 2009 and 2008 was $245,049 and $22,431, respectively.  As of March 31, 2009, approximately $3.6 million of estimated expense with respect to un-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining service period of approximately 4.75 years.

The Company has stock options as follows:
		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, December 31, 2007	779,500	$1.43	$8,925,615
Granted
Forfeited
Exercised
Outstanding, December 31, 2008	779,500	$1.43	$4,194,190
Granted	1,000,000	6.81
Forfeited
Exercised
Outstanding, March 31, 2009 (Unaudited)	1,779,500	$4.45	$6,062,185

Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Price	Life	Options	Price	Life
750,000	$1.25	7.25	750,000	$1.25	7.25
9,500	$4.51	3.08	9,500	$4.51	3.08
20,000	$6.70	3.25	8,750	$6.70	3.25
1,000,000	$6.81	4.75	62,500	$6.81	4.75

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 15 - Commitments and Contingencies

Operating Lease Commitments

Currently the Company is engaged in an operating lease with Tianjin Fire Protection Equipment Company Ltd for the use of approximately 17,230 square meters land in Tianjin, consisting of manufacturing facilities, warehouses and office buildings.  The term of the operating lease is three years, starting from May 2007. The monthly payment for the lease is 66,000RMB or $9,670. At March 31, 2009, total future minimum lease payments under the operating lease were as follows:

Year Ending December 31	Amount
2009	$87,030
Thereafter	38,680

Contingencies

In 2008, the Company filed five lawsuits against four different companies for the infringement of the Company’s intellectual properties. These five cases are still pending. Management expects these five cases will be settled in the Company’s favor.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

General

The following discussion and analysis provides information which the management of China Fire & Security Group, Inc., (the “Company” or “CFSG”) believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

We are engaged in the design, development, manufacturing and sale of fire protection products and services for large industrial consumers in China. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is the first in China to leverage advanced technology for fire protection and safety to clients such as iron and steel companies, power plants, petrochemical plants, as well as special purpose construction in China.

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

As of March 31, 2009, Sureland operates more than 20 sales and liaison offices in China.

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

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of AICPA Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1")

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

Accounts receivable

Accounts receivable represents the products sales, maintenance services and system contracting projects with its customers that were on credit. Overdue balances are reviewed regularly by senior management. Reserves are recorded when the collection of amounts due are in doubt.  Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, known bad debts are written off against allowance for doubtful accounts when identified.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	13,003,184	77.8%	11,329,380	77.1%	1,673,804	15.0%
Products	3,124,322	18.7%	2,881,171	20.0%	243,151	8.0%
Maintenance services	584,705	3.5%	486,075	2.9%	98,630	20.0%
Total Revenue	16,712,211	100.0%	14,696,626	100.0%	2,015,585	14.0%

Total revenues were approximately $16.7 million for the three months ended March 31, 2009 as compared to approximately $14.7 million for the three months ended March 31, 2008, an increase of approximately $2.0 million or 14 percent. This increase was primarily due to the increase in our revenues from system contracting projects during the three months ended March 31, 2009. The Company recognized revenues from 212 total solution, product sales and maintenance contracts for the three months ended March 31, 2009 as compared to 146 contracts for the three months ended March 31, 2008.

Revenues from system contracting projects increased by 15 percent to $13.0 million derived from 121 contracts for the three months ended March 31, 2009, compared to $11.3 million derived from 81 contracts for the three months ended March 31, 2008. This increase in revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed and the successful execution of large-scale projects from Xinyu Iron and Steel Group and Capital Iron and Steel Group during the period. Revenues from our product sales were $3.1 million derived from 39 executed contracts for the three months ended March 31, 2009, compared to $2.9 million derived from 33 executed contracts for the three months ended March 31, 2008. The increase in revenues from product sales was mainly due to the increase in the number of product sales contracts we executed during the period. Revenues from maintenance services increased by 20 percent to $0.6 million derived from 52 contracts for the three months ended March 31, 2009, compared to $0.5 million derived from 32 contracts for the three months ended March 31, 2008. The increase in revenues from maintenance services was mainly attributable to the increase in the number of maintenance service contracts that we executed as the result of the expansion in our customer base during the period.

In particular, our three largest customers were Xinyu Iron and Steel Group, Capital Iron and Steel Group, and Anshan Iron and Steel Group, which collectively contributed approximately $4.6 million in revenues, representing 27.5 percent of total revenues for the three months ended March 31, 2009.

	For the Three Months Ended March 31,
	2009		2008		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	4,807,258	37.0%	5,570,210	49.2%	-762,952	-13.7%
Products	1,211,653	38.8%	841,882	29.2%	369,771	43.9%
Maintenance services	396,541	67.8%	240,139	49.4%	156,402	65.1%
Total Cost of Revenues	6,415,452	38.4%	6,652,231	45.3%	-236,779	-3.6%

Gross Profit
System contracting projects	8,195,926	63.0%	5,759,170	50.8%	2,436,756	42.3%
Products	1,912,669	61.2%	2,039,289	70.8%	-126,620	-6.2%
Maintenance services	188,164	32.2%	245,936	50.6%	-57,772	-23.5%
Total Gross Profit	10,296,759	61.6%	8,044,395	54.7%	2,252,364	28.0%

Cost of revenues for the three months ended March 31, 2009 was approximately $6.4 million, as compared to $6.7 million for the three months ended March 31, 2008, a decrease of approximately $0.2 million or 3.6%. Gross profit for the three months ended March 31, 2009 was approximately $10.3 million, as compared to $8.0 million for the three months ended March 31, 2008, an increase of approximately $2.3 million or 28.0 percent. Gross margin for the three months ended March 31, 2009 was 61.6 percent, which increased from the gross margin of 54.7 percent for the three months ended March 31, 2008. The increase in our gross margin was mainly due to the increase in the gross margin of our system contracting projects, offset by the decrease in the gross margins of product sales and maintenance services during the period.

Gross margin of system contracting projects was 63.0 percent for the three months ended March 31, 2009, compared to 50.8 percent for the three months ended March 31, 2008. This increase in the gross margin of system contracting projects was mainly attributable to our successful execution of total solution projects from iron and steel industry during this period, which contributed more than 70 percent revenue for the three months ended March 31, 2009. Total solution projects from iron and steel industry contributed higher gross margins than the projects from other industries, as a higher percentage of our self-manufactured proprietary products were used in the projects from iron and steel industy, which contribute higher gross margins. The other reason contributing to higher gross margins of system contracting projects was attributable to the improved efficiency in the execution of large projects, which lowered the projects’ costs during the period. The gross margin of product sales was 61.2 percent for the three months ended March 31, 2009, compared to 70.8 percent for the three months ended March 31, 2008. The decrease in the gross margin of product sales was mainly attributable to a lower percentage of our self-manufactured proprietary products sold in product sales contracts, which contributed higher gross margins than our outsourced products manufactured by third parties.

	For the Three Months Ended March 31,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	1,902,318	11.4%	1,162,062	7.9%	740,256	63.7%
General Administrative	1,680,639	10.1%	1,798,710	12.2%	-118,071	-6.6%
Depreciation and Amortization	193,394	1.2%	167,262	1.1%	26,132	15.6%
R&D	314,030	1.9%	266,649	1.8%	47,381	17.8%
Total Operating Expenses	4,090,381	24.5%	3,394,683	23.1%	695,698	20.5%

Operating expenses were approximately $4.1 million for the three months ended March 31, 2009 as compared to approximately $3.4 million for the three months ended March 31, 2008, an increase of approximately $0.7 million or 20.5 percent. The increase in operating expenses was mainly due to the increase in our selling expense, depreciation and amortization, and R&D expenditure, offset by the decrease in general administrative expenses during the period.

Selling expenses were approximately $1.9 million for the three months ended March 31, 2009 as compared to approximately $1.2 million for the three months ended March 31, 2008, an increase of approximately $0.7 million or 63.7 percent. The significant increase in our selling expenses was mainly attributable to the increase in our sales-related activities including strengthening relationships with new clients, marketing of new products and solutions and, expanding our business into new industries and geographic locations including nuclear power, transportation and various international markets.

General administrative expenses were approximately $1.7 million for the three months ended March 31, 2009, as compared to approximately $1.8 million for the three months ended March 31, 2008, a decrease of approximately $0.1 million or 6.6 percent. The decrease in general administrative expenses were mainly attributable to our improved control over operating expenditures and a reduction in bad debt expenses.  This was offset by an increase in option expenses, employee salary expense as the result of an increase in number of employee during the period.

Depreciation and amortization expenses were approximately $0.19 million for the three months ended March 31, 2009 as compared to approximately $0.17 million for the three months ended March 31, 2008, an increase of $26,132 or 15.6 percent. The increase in depreciation and amortization expenses was mainly due to equipment acquisitions for business operations.

R&D expenses were approximately $0.31 million for the three months ended March 31, 2009 as compared to approximately $0.27 million for the three months ended March 31, 2008, an increase of $47,381 or 17.8 percent. The increase in our R&D expenses was mainly attributable to our increased efforts in new product development.

Operating income was approximately $6.2 million for the three months ended March 31, 2009 as compared to approximately $4.6 million for the three months ended March 31, 2008, an increase of approximately $1.5 million or 33.5 percent. The increase in our operating income was mainly attributable to the increase in our revenues and higher gross margin during this period.

Total other income was approximately $0.2 million for the three months ended March 31, 2009 as compared to approximately $0.1 million for the three months ended March 31, 2008, an increase of approximately $0.1 million or 66.6 percent. This increase was mainly attributable to the increase in our interest income during the period.

Income before income tax was approximately $6.4 million for the three months ended March 31, 2009 as compared to approximately $4.8 million of income before income tax for the three months ended March 31, 2008, an increase of approximately $1.6 million or 34.4 percent. The reason for the increase in income before income tax was mainly due to an increase in our revenues and the improvement in our gross margins during the period. Provision for income tax was approximately $793,567 for the three months ended March 31, 2009 as compared to approximately $48,642 for the three months ended March 31, 2008, an increase of $744,925. This significant increase in our provision for income tax was mainly due to the fact that Sureland Industrial, our major operating subsidiary, began to pay income tax at the rate of 12.5 percent, starting from the first quarter of 2009, after the expiration of its tax exempt period.

Our net income was approximately $5.6 million for the three months ended March 31, 2009 as compared to approximately $4.7 million net income for the three months ended March 31, 2008, an increase of approximately $0.9 million or 19.1 percent. Excluding the non-cash option expenses of $245,049 for three months ended March 31, 2009, our non-GAAP net income increased by approximately $1.1 million or 23.7 percent for the three months ended March 31, 2009. The reason for this increase in net income was mainly due to the increase in our revenues and the improvement in our gross margin during the period.

Currency translation adjustments resulting from RMB appreciation amounted to negative $0.2 million and $2.1 million as of the three months ended March 31, 2009 and 2008, respectively. The negative amount of currency translation adjustments during the three month period ended March 31, 2009 was due to the depreciation of RMB during the period.

The comprehensive income, which adds the currency adjustment to net income, was approximately $5.5 million for the three months ended March 31, 2009 as compared to approximately $6.8 million in comprehensive income for the three months ended March 31, 2008, a decrease of $1.3 million or 19 percent.

Liquidity and Capital Resources
As of March 31, 2009, we had working capital of $70.0 million including cash and cash equivalents of $29.4 million.

The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow
	Three Months Ended March 31,
	2009	2008

Net cash provided by (used in) operating activities	$2,487,961	$(1,799,124)
Net cash (used in) investing activities	(55,740)	(18,693)
Net cash provided by (used in) financing activities	426,650	(348,582)
Effect of foreign currency translation on cash and cash equivalents	(158,088)	167,872
Net cash flow	$2,700,783	$(1,998,527)

Operating Activities
Net cash provided by operating activities was approximately $2.5 million for the three months ended March 31, 2009 as compared to approximately $1.8 million net cash used by operating activities for the same period in 2008. Net cash provided by operating activities in the three months ended March 31, 2009 was mainly due to the net income of $5.6 million and a $2.6 million decrease in notes receivable, $1.0 million increase in accrued liabilities and $2.0 million increase in tax payable, offset by a $1.3 million increase in accounts receivable, $5.2 million increase in costs and estimated earnings in excess of billings, $1.0 million decrease in customer deposits and $1.5 million decrease in billings in excess of costs and estimated earnings.

The increase of $5.2 million in costs and estimated earnings in excess of billings was mainly due to the increase in the aggregate value of projects where we have recognized revenues more than we have billed the customers, while the decrease of $1.5 million in billings in excess of costs and estimated earnings was mainly due to the decrease in the aggregate value of projects where we have billed our customers more than we have recognized revenues.

Investing Activities
Net cash used in investing activities in the three months ended March 31, 2009 was $55,740 as compared to net cash used in investing activities of $18,693 in the same period of 2008. The cash used in investing activities in the three months ended March 31, 2009 and 2008 was mainly attributable to capital expenditures related to the purchase of new equipment.

Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2009 totaled $426,650 as compared to $348,582 used in financing activities in the same period of 2008. The cash provided by financing activities in the three months ended March 31, 2009 was mainly attributable to the decrease in restricted cash during the period.

As a result of the total cash activities, net cash increased by approximately $2.7 million from December 31, 2008 to March 31, 2009.  We believe that our currently available working capital of $70.0 million, including cash and cash equivalents of $29.4 million, should be adequate to sustain our operations at our current level as well as our anticipated expansion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls. As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.

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

Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective at March 31, 2009.

(b)   Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred in the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We have no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA FIRE & SECURITY GROUP, INC.

Dated: May 11, 2009	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: May 11, 2009	By:	/s/ Robert Yuan
Robert Yuan
Chief Accounting Officer/Principal Accounting Officer