Form 10-Q
period 2009-06-30
CHINA FIRE & SECURITY GROUP, INC.
filed 2009-08-10
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009
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

As of August 10, 2008, the Registrant had 27,593,275 shares of common stock outstanding.

China Fire & Security Group, Inc.

Table of Contents

Item 1. Financial Statements

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,792,235	$26,655,333
Restricted cash	4,190,519	5,377,933
Notes receivable	3,372,656	3,670,259
Accounts receivable, net of allowance for doubtful accounts of $5,026,230 and
$4,370,362 as of June 30, 2009 and December 31, 2008, respectively	28,341,492	25,826,343
Receivables from related party	503,544	466,223
Other receivables	1,964,715	1,532,259
Inventories	6,272,149	6,538,938
Costs and estimated earnings in excess of billings	29,148,480	17,821,708
Employee advances	1,076,424	743,868
Prepayments and deferred expenses	3,427,234	2,816,976
Total current assets	106,089,448	91,449,840

PLANT AND EQUIPMENT, net	9,216,505	8,445,254

OTHER ASSETS:
Restricted cash - non current	3,869,295	1,872,828
Accounts receivable - retentions	2,640,877	1,107,450
Advances on building and equipment purchases	-	249,859
Investment in joint ventures	1,167,010	1,167,238
Intangible assets, net of accumulated amortization	1,077,982	1,116,449
Total other assets	8,755,164	5,513,824

Total assets	$124,061,117	$105,408,918

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,969,382	$6,664,090
Customer deposits	3,064,353	6,102,026
Billings in excess of costs and estimated earnings	2,034,737	4,237,528
Other payables	1,114,393	837,973
Accrued liabilities	11,342,948	6,785,409
Taxes payable	6,395,258	2,092,745
Total current liabilities	30,921,071	26,719,771

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized,
27,593,275 and 27,586,593 shares issued and outstanding as of
June 30, 2009 and December 31, 2008, respectively	27,593	27,586
Additional paid-in-capital	19,847,499	19,357,409
Statutory reserves	7,148,827	7,148,827
Retained earnings	58,832,006	44,850,181
Accumulated other comprehensive income	7,196,221	7,305,144
Total shareholders' equity	93,052,146	78,689,147

Noncontrolling interest	87,900	-
Total equity	93,140,046	78,689,147

Total liabilities and equity	$124,061,117	$105,408,918

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
System contracting projects	$18,290,930	$14,557,008	$31,294,114	25,886,388
Products	3,791,491	1,533,965	6,915,813	4,415,136
Maintenance services	649,447	562,751	1,234,152	1,048,826
Total revenues	22,731,868	16,653,724	39,444,079	31,350,350

COST OF REVENUES
System contracting projects	6,970,283	5,971,745	11,777,541	11,541,955
Products	865,395	217,498	2,077,048	1,059,380
Maintenance services	395,619	280,188	792,160	520,327
Total cost of revenues	8,231,297	6,469,431	14,646,749	13,121,662

GROSS PROFIT	14,500,571	10,184,293	24,797,330	18,228,688

OPERATING EXPENSE
Selling and marketing	2,237,873	1,824,422	4,140,191	3,335,713
General and administrative	1,983,443	977,967	3,664,082	2,427,448
Depreciation and amortization expenses	183,456	154,688	376,850	321,950
Research and development	519,987	627,952	834,017	894,601
Total operating expense	4,924,759	3,585,029	9,015,140	6,979,712

INCOME FROM OPERATIONS	9,575,812	6,599,264	15,782,190	11,248,976

OTHER INCOME (EXPENSE)
Other income	110,346	110,237	222,299	221,643
Other expense	(45)	(85,332)	(1,302)	(85,388)
Interest income, net	7,206	63,384	129,302	91,744
Total other income	117,507	88,289	350,299	227,999

INCOME BEFORE PROVISION FOR INCOME TAXES	9,693,319	6,687,553	16,132,489	11,476,975

PROVISION FOR INCOME TAXES	1,357,097	11,453	2,150,664	60,095

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	8,336,222	6,676,100	13,981,825	11,416,880

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	69,294	1,293,683	(108,923)	3,360,599

COMPREHENSIVE INCOME	$8,405,516	$7,969,783	$13,872,902	14,777,479

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,588,598	27,557,297	27,587,595	27,557,095
Earnings per share	$0.30	$0.24	$0.51	0.41

DILUTED EARNINGS PER SHARE
Weighted average number of shares	28,298,850	28,200,785	28,258,225	28,179,595
Earnings per share	$0.29	$0.24	$0.49	0.41

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Fire & Security, Inc. Shareholders' Equity
				Retained Earnings		Accumulated other
	Common Stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	Interest	Totals

BALANCE, December 31, 2007	27,556,893	$27,556	$19,317,287	$5,067,061	$22,228,095	$3,568,117	$-	$50,208,116

Net income					11,416,880			11,416,880
Warrants exercised	3,634	4	(4)					-
Options issued to employees			33,004					33,004
Foreign currency translation adjustment						3,360,599		3,360,599

BALANCE, June 30, 2008 (Unaudited)	27,560,527	$27,560	$19,350,287	$5,067,061	$33,644,975	$6,928,716	$-	$65,018,599

Net income					13,286,972			13,286,972
Warrants exercised	26,066	26	(26)					-
Options issued to employees			7,148					7,148
Adjustment on statutory reserves				2,081,766	(2,081,766)			-
Foreign currency translation adjustment						376,428		376,428

BALANCE, December 31, 2008	27,586,593	$27,586	$19,357,409	$7,148,827	$44,850,181	$7,305,144	$-	$78,689,147

Capital received from noncontrolling interest							87,900	87,900
Net income					13,981,825			13,981,825
Warrants exercised	6,682	7	(7)					-
Options issued to employees			490,097					490,097
Foreign currency translation adjustment						(108,923)		(108,923)

BALANCE, June 30, 2009 (Unaudited)	27,593,275	$27,593	$19,847,499	$7,148,827	$58,832,006	$7,196,221	$87,900	$93,140,046

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$13,981,825	$11,416,880
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	410,521	326,548
Amortization	37,641	37,408
Provision for doubtful accounts	662,143	180,061
Gain (loss) on disposal of equipments	8,512	(31,715)
Stock compensation to employees	490,097	33,004
Provision for estimated warranty claims	62,973	-
Change in operating assets and liabilities
Notes receivable	292,739	(2,606,423)
Accounts receivable	(4,749,389)	(1,450,799)
Receivables from related party	(37,975)	(321,530)
Other receivables	(509,019)	(375,360)
Inventories	257,998	(1,206,309)
Costs and estimated earnings in excess of billings	(11,713,121)	(10,849,628)
Employee advances	(333,729)	597,770
Prepayments and deferred expenses	(183,819)	(826,585)
Accounts payable	314,470	154,397
Customer deposits	(3,030,801)	7,819,403
Billings in excess of costs and estimated earnings	(2,198,063)	(2,309,053)
Other payables	277,696	786,202
Accrued liabilities	4,505,900	1,779,303
Taxes payable	4,307,424	303,874
Net cash provided by operating activities	2,854,023	3,457,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipments	(962,362)	(522,846)
Advances on building and equipment purchase	-	(180,236)
Proceeds from sale of equipments	9,827	39,545
Net cash used in investing activities	(952,535)	(663,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(818,891)	(474,018)
Capital contributed by noncontrolling interest shareholder	87,942	-
Net cash used in financing activities	(730,949)	(474,018)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33,637)	1,088,574

INCREASE IN CASH	1,136,902	3,408,467

CASH and CASH EQUIVALENTS, beginning of period	26,655,333	17,110,449

CASH and CASH EQUIVALENTS, end of period	$27,792,235	$20,518,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$311,505	$23,400
Interest paid	$-	$-

NON-CASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
Reclassification of advances on building and equipment purchase
to plant and equipment upon receipt of purchase	$249,638	$378,982

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 1 - Background

Principal Activities and Reorganization

China Fire & Security Group Inc. (the “Company” or “CFSG”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacture and sale of fire protection products and services for industrial customers in People’s Republic of China (“China”).

Current Development

Formation of Beijing Shian Kexin Technology Co., Ltd (“Shian Kexin”)

Shian Kexin was incorporated in May 2009 in Beijing, China with registered capital amounted to $732,500 (RMB5,000,000).  Shian Kexin is 100% owned by Sureland Industrial and engages in technology developing, transferring and consulting, computer software development and selling of fire safe product and equipment.

Formation of Shenyang Hongshida Electronics Co., Ltd (“Shenyang Hongshida”)

Shenyang Hongshida was incorporated in Shenyang, Liaoning Province, China with registered capital amounted to $1,465,000 (RMB10,000,000). Pursuant to Shengyang Hongshida’s by-laws dated on June 1, 2009, the registered capital is required to be injected over the subsequent two years. Shenyang Hongshida is 80% owned by Beijing Hua An with 20% noncontrolling interest owned by an unrelated party. Shenyang Hongshida engages in production and selling of fire equipment, electronic products, instrumentation, computer parts and providing technical advisory services. Shenyang Hongshida will focus on the low-end and middle-end market of linear heat detectors. As of June 30, 2009, the registered capital received was $439,500 (RMB3,000,000) and the Company is in pre-operating stage.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group Inc. and Subsidiaries reflect the activities of the parent and the following subsidiaries:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Subsidiaries	Incorporated in	Ownership Percentage
China Fire Protection Group Inc. (“CFPG”)	British Virgin Islands	100%
Sureland Industrial Fire Safety Limited (“Sureland Industrial”)	People’s Republic of China	100%
Sureland Industrial Fire Equipment Co. Ltd. (“Sureland Equipment”)	People’s Republic of China	100%
Tianxiao Fire Safety Equipment Co., Ltd. (“Tianxiao Equipment”)	People’s Republic of China	100%
Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”)	People’s Republic of China	100%
Beijing Shian Kexin Technology Co., Ltd	People’s Republic of China	100%
Shenyang Hongshida Electronics Co., Ltd	People’s Republic of China	80%

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
June 30, 2009
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
June 30, 2009
(Unaudited)

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

Asset and liability accounts at June 30, 2009 were translated at 6.83 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008.  Equity accounts were stated at their historical rate.  The average translation rates applied to income statements accounts for the six months ended June 30, 2009 and 2008 were 6.82 RMB and 7.05 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value.  Depreciation expense amounted to $209,754 and $157,160 for the three months ended June 30, 2009 and 2008, respectively. Depreciation expense amounted to $410,521 and $326,548 for the six months ended June 30, 2009 and 2008, respectively.

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

Long-term assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009, the Company expects these assets to be fully recoverable.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Plant and equipment consists of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Buildings and improvements	$6,430,237	$6,417,304
Transportation equipment	3,469,146	2,747,038
Machinery	1,277,411	1,249,470
Office equipment	1,276,966	1,262,426
Furniture	94,654	90,882
Total depreciable assets	12,548,414	11,767,120
Less accumulated depreciation	(3,589,164)	(3,321,866)
Construction in progress	257,255	-
Plant and equipment, net	$9,216,505	$8,445,254

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  As of June 30, 2009  and December 31, 2008, the Company had deposits (including restricted cash balances) totaling to $33,388,612 and $30,765,488, respectively, that are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The Company has one major customer who represents approximately 12% and 11% of the Company’s sales for the three and six months ended June 30, 2009 , respectively. Accounts receivable from this customer was $0 as of June 30, 2009. The Company had one major customer who represents approximately 28% and 15% of the Company’s sales for the three months and six months ended June 30, 2008, respectively. Accounts receivable from this customer was $0 as of June 30, 2008.

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

Restricted cash consists of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Restricted cash
Products sales	$3,441,995	$1,608,056
System contracting projects	4,617,819	5,642,705
Total restricted cash	8,059,814	7,250,761
Restricted cash - non current	(3,869,295)	(1,872,828)
Restricted cash - current	$4,190,519	$5,377, 933

Inventories

Inventories are stated at the lower of cost or market, using weighted average method.

Inventories consist of the following as of:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	June 30, 2009 (Unaudited)	December 31, 2008
Raw materials	$877,116	$896,797
Finished goods	3,934,569	4,597,407
Work in progress	1,460,464	1,044,734
Total	$6,272,149	$6,538,938

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.  The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of June 30, 2009  and December 31, 2008, the Company determined no reserves are necessary.

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

Accounts receivable consists of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Accounts receivable:
System contracting projects	$18,461,887	$19,167,096
Maintenance services	3,005,537	3,193,166
Products sales	14,541,175	8,943,893
Total accounts receivable	36,008,599	31,304,155
Allowance for bad debts	(5,026,230)	(4,370,362)
Accounts receivable, net	30,982,369	26,933,793
Accounts receivable - non-current retentions	(2,640,877)	(1,107,450)
Accounts receivable - current	$28,341,492	$25,826,343

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended June 30, 2009 and for the year ended December 31, 2008 is as follows:

	June 30, 2009 (Unaudited)	December 31, 2008
Beginning allowance for doubtful accounts	$4,370,362	$2,483,359
Additional charged to bad debt expense	662,143	1,683,336
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	(6,275)	203,667
Ending allowance for doubtful accounts	$5,026,230	$4,370,362

Retentions held by customers of system contracting projects included in the Company’s accounts receivable as follows:

	June 30, 2009 (Unaudited)	December 31, 2008
Retentions
Current	$3,115,339	$3,685,136
Non-current	2,640,877	1,107,450
Total retentions	$5,756,216	$4,792,586

These balances represent portions of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

Costs and estimated earnings in excess of billings consist of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Contract costs incurred plus recognized
profits less recognized losses to date	$111,104,359	$68,149,817
Less: progress billings	(81,955,879)	(50,328,109)
Costs and estimated earnings in excess of billings	$29,148,480	$17,821,708

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

Billings in excess of costs and estimated earnings consists of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Progress billings	$13,386,958	$31,456,807
Less: contracts costs incurred plus recognized
profits less recognized losses to date	(11,352,221)	(27,219,279)
Billings in excess of costs and estimated earnings	$2,034,737	$4,237,528

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

Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge.  The Company maintains a provision for potential warranty costs on these products for one year.  This provision represents management’s assessment of the Company’s history of warranty costs while incorporating estimates by the quality review staff of the potential product failure rates.  The Company records a warranty obligation in selling expense at the time revenue is recognized.  As of June 30, 2009 and December 31, 2008, the Company recorded $590,343 and $518,940, respectively, as reserve for estimated warranty claims.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

The investment in joint ventures is also a financial instrument.  The Company invested $167,010 (RMB 1,140,000) to Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% ownership and invested $1,000,000 to King Galaxy Investments Limited for 5% ownership. Total investment as of June 30, 2009 amounted to $1,167,010. Since there is no quoted or observable market price for the fair value of similar long term investments in joint ventures, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contribution to the joint ventures.

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

Intangible assets consist of the following:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	June 30, 2009 (Unaudited)	December 31, 2008
Land use rights	$770,789	$770,789
Technology rights	608,745	608,745
Accumulated amortization	(301,552)	(263,085)
Balance	$1,077,982	$1,116,449

Amortization expense amounted to $18,822 and $ 18,560 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense amounted to $37,641, and $37,408 for the six months ended June 30, 2009 and 2008, respectively.

Intangible assets of the Company are reviewed annually, more often when circumstances require, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009, the Company expects these assets to be fully recoverable.

Income taxes

The Company reports income taxes pursuant to SFAS 109, “Accounting for Income Taxes” and FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Deferred tax assets amounted to $73,793 and $0 as of June 30, 2009 and December 31, 2008, respectively.

Under FIN 48.a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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
June 30, 2009
(Unaudited)

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

VAT on sales and VAT on purchases amounted to $2,046,371 and $1,401,272 for the three months ended June 30, 2009. VAT on sales and VAT on purchases amounted to $3,026,838 and $2,195,044, respectively for the six months ended June 30, 2009. VAT on sales and VAT on purchases amounted to $1,753,759 and $1,328,652 for the three months ended June 30, 2008. VAT on sales and VAT on purchases amounted to $2,718,120 and $2,070,716 for the six months ended June 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on August 10, 2009.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 166 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earning per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income for earnings per share	$8,336,222	$6,676,100	$13,981,825	$11,416,880

Weighted average shares used in basic computation	27,588,598	27,557,297	27,587,595	27,557,095
Diluted effect of stock options and warrants	710,252	643,488	670,630	622,500
Weighted average shares used in diluted computation	28,298,850	28,200,785	28,258,225	28,179,595

Earnings per share:
Basic	$0.30	$0.24	$0.51	$0.41
Diluted	$0.29	$0.24	$0.49	$0.41

As of June 30, 2009 and 2008, all outstanding stock options and warrants were included in the calculation of diluted earnings per share.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 4 - Related party transactions

The Company has accounts receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has 19% ownership interest. The receivable due from Hubei Shou An was $153,068 and $114,388 as of June 30, 2009 and December 31, 2008, respectively, resulted from product sales. This amount was expected to be repaid by December 31, 2009 in cash.

The Company has other receivable from Hubei Shou An. The receivable due from Hubei Shou An was $350,476 and $351,835 as of June 30, 2009 and December 31, 2008, respectively.  This balance was for operating capital in Hubei Shou and expected to be repaid by December 31, 2009 in cash.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $3,372,656 and $3,670,259 as of June 30, 2009 and December 31, 2008, respectively.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them to start performing the services.  Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $3,427,234 and $2,816,976 as of June 30, 2009 and December 31, 2008, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $167,010 (RMB 1,140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC.  The investment is recorded under the cost accounting method.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

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

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders and maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy.  Customer deposits also represent amounts advanced by customers on system contracting projects deposits. The advance payment will apply to the invoices when the Company billed our customer based on the progression of the projects. As of June 30, 2009 and December 31, 2008 customer deposits amounted to $3,064,353, and $6,102,026, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of balance sheet date for system contracting projects. Accrued liabilities also represent accrued estimation of warranty expenses.  As of June 30, 2009 and December 31, 2008, accrued liabilities amounted to $11,342,948 and $6,785,409 respectively.

Note 10 - Income taxes

Prior to January 1, 2008, under the Income Tax Laws of PRC, the Company’s subsidiaries are generally subject to an income tax at an effective rate of 33% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is recognized by the government as a high-tech enterprise and located in a specially designated region where it allows enterprises a three-year income tax exemption and a 50% income tax reduction for the following three years or the enterprise is a manufacturing related joint venture with a foreign enterprise or a wholly owned subsidiary of a foreign enterprise, where it allows enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

Beginning from January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing income tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for high-tech companies who pays a reduced rate of 15%;
b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company’s subsidiaries were paying the following tax rate for the three and six months ended June 30, 2008 (Unaudited):

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	25.0%	-%
Sureland Equipment	12.5%	-%
Beijing Hua An	25.0%	-%
Tianxiao Equipment	-%	25.0%

The Company’s subsidiaries are paying the following tax rate for the three and six months ended June 30, 2009 (Unaudited):

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Tianxiao Equipment	-%	25.0%
Shian Kexin	-%	25.0%
Shanyang Hongshida	-%	25.0%

The provision for income taxes amounted to $1,357,097 and $11,453 for the three months ended June 30, 2009 and 2008, respectively. The provision for income taxes amounted to $2,150,664, and $60,095 for the six months ended June 30, 2009and 2008, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
China income tax exemption	(11.8)	(24.8)	(12.6)	(24.5)
Other item (1)	0.8	0.0	0.9	0.0
Total provision for income taxes	14.0%	0.2%	13.3%	0.5%

(1)  The 0.8% and 0.0% represents $583,352 and $197,938 expenses incurred by CFSG and CFPG that are not deductible in PRC for the three months ended June 30, 2009 and 2008. The 0.9% and 0.0% represents the $1,164,075 and $618,001 expenses incurred by CFSG and CFPG that are not deductible in PRC for the six months ended June 30, 2009 and 2008.

The estimated tax savings for the three months ended June 30, 2009 and 2008 amounted to $1,375,546 and $1,955,426, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease basic and diluted earnings per share for the three months ended June 30, 2009, and 2008 by $0.05 and $0.07, respectively. The estimated tax savings for the six months ended June 30, 2009 and 2008 amounted to $2,161,025 and $3,196,996, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease basic and diluted earnings per share for the six months ended June 30, 2009, and 2008 by $0.08 and $0.012, respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0 for income tax purposes for the six months ended June 30, 2009, respectively.  The estimated net operating loss carry forwards for United States income taxes amounted to $1,004,414 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilize, from 2025 through 2027.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the period ended June 30, 2009 was $0 and the accumulated valuation allowance as of June 30, 2009 amounted to $341,501. Management reviews this valuation allowance periodically and makes adjustments as warranted.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $60.8 million as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
VAT taxes payable	$3,188,687	$1,094,089
Income taxes payable	1,850,783	38,406
Sales taxes	1,323,826	936,164
Other taxes payable	31,962	24,086
Total	$6,395,258	$2,092,745

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2009 and 2008. The contributions are charged to the consolidated income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $101,489 and $74,147 for the three months ended June 30, 2009 and 2008, respectively.  The aggregate contributions of the Company to retirement benefit schemes amounted to $176,477 and $124,927 for the six months ended June 30, 2009 and 2008, respectively.

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
June 30, 2009
(Unaudited)

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the six months ended June 30, 2008, the Company did not make any contribution to this fund. Due to the balance of Surplus reserve fund already reaches 50% of the Company’s registered capital, the Company did not reserve any surplus reserve fund for the six months ended June 30, 2009.  The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the six months ended June 30, 2009 and 2008.

Note 13 - Warrants

In 2008, a total of 45,000 warrants were converted into 29,700 shares of common stock by the warrants holders using the cashless exercise option.

In June 2009, 10,000 warrants were converted into 6,682 shares of common stock by the warrants holders using the cashless exercise option.

The Company’s warrant activity is as follows:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life (years)
Outstanding, December 31, 2007	55,000	$4.19	4.08
Granted		4.25
Forfeited
Exercised	(45,000)	4.24
Outstanding, December 31, 2008	10,000	$4.25	2.09
Granted
Forfeited
Exercised	10,000
Outstanding, June 30, 2009 (Unaudited)	-	$-	-

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

The total stock option compensation expense recognized for the three months ended June 30, 2009 and 2008 was $245,048 and $10,573, respectively.  The total stock option compensation expense recognized for the six months ended June 30, 2009 and 2008 was $490,097 and $33,004, respectively. As of June 30, 2009, approximately $3.4 million of estimated expense with respect to un-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining service period of approximately 4.5 years.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The Company has stock options as follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, December 31, 2007	779,500	$1.43	$8,925,615
Granted
Forfeited
Exercised
Outstanding, December 31, 2008	779,500	$1.43	$4,194,190
Granted	1,000,000	6.81
Forfeited
Exercised
Outstanding, June 30, 2009 (Unaudited)	1,779,500	$4.45	$13,737,740

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Price	Life	Options	Price	Life
750,000	$1.25	7.0	750,000	$1.25	7.0
9,500	$4.51	2.8	9,500	$4.51	2.8
20,000	$6.70	3.0	10,000	$6.70	3.0
1,000,000	$6.81	4.5	125,000	$6.81	4.5

 Note 15 - Commitments and Contingencies

Operating Lease Commitment

Currently the Company is engaged in an operating lease with Tianjin Fire Protection Equipment Company Ltd for the use of approximately 17,230 square meters land in Tianjin, consisting of manufacturing facilities, warehouses and office buildings.  The term of the operating lease is three years, starting from May 2007. The monthly payment for the lease is 66,000RMB or $9,670. The Company recorded rental expense for the three and six months ended June 30, 2009 was $29,033 and $58,042, respectively. At June 30, 2009, total future minimum lease payments under the operating lease were as follows:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Year Ending December 31	Amount
2009	$58,042
Thereafter	38,694

Contingencies

In 2008, the Company filed five lawsuits against four different companies for the infringement of the Company's intellectual properties. One of these cases was eventually settled in the Company's favor in 2009. The other four cases are still pending and management expects these cases will be settled in the Company’s favor as well.

In 2008, the Company was sued by three different companies for the invalidation of the Company's intellectual properties. All of these three cases were eventually settled in the Company's favor.

Management expects the outcome from the above pending lawsuits will have no material impact of the Company’s consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Overview

We are engaged in the design, development, manufacturing and sale of fire protection products and services for large industrial firms in China. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is one of the first in China to leverage high technology for fire protection and safety on behalf of its clients including iron and steel companies, power plants, petrochemical plants, as well as, special purpose construction companies in China.

Reorganization

We were organized as a Florida corporation on June 17, 2003.

On September 1, 2006, we entered into a share exchange agreement, pursuant to which we acquired all of the outstanding capital shares of China Fire Protection Group Inc. in exchange for a controlling interest in our common shares. The transaction was completed on Oct 27, 2006.

China Fire Protection Group was organized on June 2, 2006 for the purpose of acquiring all of the capital shares of Sureland Industrial Fire Safety Limited (Sureland Industrial), a Chinese corporation, and, Sureland Industrial Fire Equipment Co., Ltd. (Sureland Equipment), a Chinese corporation, which collectively engage in the design, development, manufacturing and sale of fire protection products and services for large industrial firms in China. As a result of the transactions described above, both Sureland Industrial Fire Safety Limited and Sureland Industrial Fire Equipment Co., Ltd became wholly-owned subsidiaries of China Fire Protection Group Limited, and China Fire Protection Group Limited is a wholly-owned subsidiary of Unipro.

On February 9, 2007, Unipro changed its name to China Fire & Security Group, Inc. (CFSG) and started trading on the OTC Bulletin Board under its new ticker symbol CFSG. On July 16, 2007, China Fire & Security Group, Inc. began trading on the Nasdaq Capital Market and retained the ticker symbol CFSG.

CFSG owns, through its wholly owned subsidiary China Fire Protection Group, Inc., Sureland Industrial and Sureland Equipment (jointly “Sureland”). Sureland is engaged primarily in the design, development, manufacture and sale in China of a variety of fire safety products for the industrial fire safety market as well as the design and installation of industrial fire safety systems in which it uses a combination of fire safety products including its own fire safety products. To a minor extent, it provides maintenance services for customers of its industrial fire safety systems. Its business is primarily in China, but it has recently begun contract manufacturing products for the export market and it has begun to provide a fire safety system for a Chinese company operating abroad.

Sureland markets its industrial fire safety products and systems primarily to major companies in the iron and steel, power and petrochemical industries in China. It has also completed projects for highway and railway tunnels, wine distilleries and a nuclear reactor. It is expanding its business in the transportation, wine, vessels, nuclear energy, and public space markets. Its products can be readily adapted for use on vessels and in exhibition halls and theatres. It plans to expand its marketing efforts to secure business in these industries.

Sureland has internal research and development facilities engaged primarily in furthering fire safety technologies. It believes that its technologies allow it to offer cost-effective and high-quality fire safety products and systems. It has developed products for industrial fire detecting and extinguishing. It believes that it is the largest manufacturer in China that has successfully developed a comprehensive line of linear heat detectors.

In May 2009, Beijing Shian Kexin Technology Co., Ltd. (“Shian Kexin”) was incorporated in Beijing, China under the laws of the PRC with registered capital of RMB5,000,000 or approximately $732,500. Shian Kexin is 100% owned by Sureland Industrial.

In May 2009, Shenyang Hongshida Electronics Co., Ltd. (“Hongshida”) was incorporated in Shenyang, Liaoning Province, China under the laws of the PRC with registered capital of RMB10,000,000 or approximately  $1,465,000. Hongshida is 80% owned by Beijing Hua An Times Fire Safety Technology Co., Ltd. with a 20% non-controlling interest owned by an unrelated party.

By June 30, 2009, Sureland operated more than 20 sales and liaison offices in China. Sureland has been ranked as the leading Chinese industrial fire safety company and the largest contractor both times by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Its key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Its products have been used by its customers in more than 20 provinces throughout China.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered into any currency trading or hedging, although there is no assurance that the Company will not enter into such activities in the future.

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

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from system contracting projects under the percentage of completion method and the allowance for doubtful accounts. Management evaluates all of its estimates and judgments on an on-going basis.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method. Inventories consist of raw materials, work in progress, finished goods and consumables. Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in project contracts. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	18,290,930	80.5%	14,557,008	87.4%	3,733,922	25.7%
Products	3,791,491	16.7%	1,533,965	9.2%	2,257,526	147.2%
Maintenance Services	649,447	2.8%	562,751	3.4%	86,696	15.4%
Total Revenue	22,731,868	100.0%	16,653,724	100.0%	6,078,144	36.5%

Total revenues were approximately $22.7 million for the three months ended June 30, 2009 as compared to approximately $16.7 million for the three months ended June 30, 2008, an increase of approximately $6.1 million or 36.5 percent. This increase was primarily due to the increase in our revenues from system contracting projects and product sales, which totally contributed 97.2 percent of revenues during the period. The Company recognized revenues from 205 total solution, product sales and maintenance contracts for the three months ended June 30, 2009 as compared to 177 contracts for the three months ended June 30, 2008.

Revenues from system contracting projects increased by 80.5 percent to $18.3 million derived from 113 contracts for the three months ended June 30, 2009, compared to $14.6 million derived from 104 contracts for the three months ended June 30, 2008. This increase in the revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed and the successful execution of large-size iron and steel projects from Capital Iron and Steel Group and Minmetals Corporation during the period. Revenues from our product sales were $3.8 million with 40 contracts executed for the three months ended June 30, 2009, compared to $1.5 million with 39 contracts executed for the three months ended June 30, 2008. The increase in the revenues from product sales was mainly attributable to the increased demand in our linear heat detectors and other products during the period. The revenues from maintenance service increased by 15.4 percent to $0.6 million derived from 52 contracts for the three months ended June 30, 2009, compared to $0.6 million derived from 34 contracts for the three months ended June 30, 2008. The increase in revenues from maintenance service was mainly attributable to the increase in the number of maintenance service contracts that we executed as the result of the expansion in our customer basis during the period.

In particular, the three largest total solution projects were from Capital Iron and Steel Group, China Minmetals Corporation, Wuhan Iron and Steel Group which collectively contributed approximately $7.8 million of revenues, representing 34.4 percent of total revenues for the three months ended June 30, 2009.

	For the Three Months Ended June 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	6,970,283	38.1%	5,971,745	41.0%	998,538	16.7%
Products	865,395	22.8%	217,498	14.2%	647,897	297.9%
Maintenance Services	395,619	60.9%	280,188	49.8%	115,431	41.2%
Total Cost of Revenues	8,231,297	36.2%	6,469,431	38.8%	1,761,866	27.2%

Gross Profit
System contracting projects	11,310,647	61.8%	8,585,263	59.0%	2,725,384	31.7%
Products	2,926,096	77.2%	1,316,467	85.8%	1,609,629	122.3%
Maintenance Services	253,828	39.1%	282,563	50.2%	(28,735)	(10.2)%
Total Gross Profit	14,500,571	63.8%	10,184,293	61.2%	4,316,278	42.4%

Cost of revenues for the three months ended June 30, 2009 was approximately $8.2 million, as compared to $6.5 million for the three months ended June 30, 2008, an increase of approximately $1.8 million or 27.2%. Gross profit for the three months ended June 30, 2009 was approximately $14.5 million, as compared to $10.2 million for the three months ended June 30, 2008, an increase of approximately $4.3 million or 42.4 percent. Gross margin for the three months ended June 30, 2009 was 63.8 percent, as compared to the gross margin of 61.2 percent for the three months ended June 30, 2008. The increase in our gross margin was mainly due to the increase in the gross margin of our system contracting projects, offset by the decrease in the gross margins of product sales and maintenance service during the period.

Gross margin of system contracting projects was 61.8 percent for the three months ended June 30, 2009, compared to 59.0 percent for the three months ended June 30, 2008. This increase in the gross margin of system contracting projects was mainly attributable to our successful execution of total solution projects in the iron and steel industry during this period. Total solution projects from the iron and steel industry contributed higher gross margins than the projects from other industries due to a higher percentage of our self-manufactured proprietary products being utilized in the iron and steel projects. The gross margin of product sales was 77.2 percent for the three months ended June 30, 2009, compared to 85.8 percent for the three months ended June 30, 2008. The decrease in the gross margin of product sales was mainly attributable to the product mix during the period, as a lower percentage of self-manufactured proprietary products sold through product sales contracts during the period contributed to lower gross margins.

	For the Three Months Ended June 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	2,237,873	9.8%	1,824,422	11.0%	413,451	22.7%
General Administrative	1,983,443	8.7%	977,967	5.9%	1,005,476	102.8%
Depreciation and Amortization	183,456	0.8%	154,688	0.9%	28,768	18.6%
R&D	519,987	2.3%	627,952	3.8%	(107,965)	(17.2)%
Total Operating Expenses	4,924,759	21.6%	3,585,029	21.6%	1,339,730	37.4%
Income From Operations	9,575,812	42.1%	6,599,264	39.6%	2,976,548	45.1%

Operating expenses were approximately $4.9 million for the three months ended June 30, 2009 as compared to approximately $3.6 million for the three months ended June 30, 2008, an increase of approximately $1.3 million or 37.4 percent. The increase in operating expenses was mainly due to the increase in our selling expenses and general administrative expenses during the period.

Selling expenses were approximately $2.2 million for the three months ended June 30, 2009 as compared to approximately $1.8 million for the three months ended June 30, 2008, an increase of approximately $0.4 million or 22.7 percent. The increase in our selling expenses was mainly attributable to the increase in our sales-related activities in the iron and steel, power generation and chemistry industries and our efforts to expand our business in new industries including nuclear power and transportation and international markets. General administrative expenses were approximately $2.0 million for the three months ended June 30, 2009, as compared to approximately $1.0 million for the three months ended June 30, 2008,  an increase of approximately $1.0 million or 102.8 percent. The significant increase in general administrative expenses were mainly attributable to the increase in employees’ salary and compensation related to 1 million options issued and the increase in bad debt expenses during the period. Depreciation and amortization expenses were approximately $0.2 million for the three months ended June 30, 2009 as compared to approximately $0.2 million for the three months ended June 30, 2008, an increase of $28,768 or 18.6 percent. The increase in depreciation and amortization expenses was mainly due to the increase in our equipment used for the business operations. R&D expenses were approximately $0.5 million for the three months ended June 30, 2009 as compared to approximately $0.6 million for the three months ended June 30, 2008, a decrease of $107,965 or 17.2 percent. The decrease in our R&D expenses was mainly attributable to the variance in expenditure required in different product development cycles.

Operating income was approximately $9.6 million for the three months ended June 30, 2009 as compared to approximately $6.6 million for the three months ended June 30, 2008, an increase of approximately $3.0 million or 45.1 percent. The increase in our operating income was mainly attributable to the increase in our revenues and higher gross margin during this period.

Total other income was $117,507 for the three months ended June 30, 2009 as compared to $88,289 for the three months ended June 30, 2008, an increase of $29,218 million or 33.1 percent.

Income before income tax was approximately $9.7 million for the three months ended June 30, 2009 as compared to approximately $6.7 million of income before income tax for the three months ended June 30, 2008, an increase of $3.0 million or 44.9 percent. This increase in income before income tax was mainly due to the increase in our revenues and the improvement in our operating margin during the period. Provision for income tax was approximately $1.4 million for the three months ended June 30, 2009 with effective tax rate of approximately 14.0 percent, as compared to approximately $11,453 provision for income tax for the three months ended June 30, 2008, an increase of $1.3 million. This significant increase in our provision for income tax was mainly due to the fact that Sureland Industrial, our major operating subsidiary,  became subject to 12.5 percent in income tax rate, starting from the first quarter of 2009, after the expiration of its tax exemption period ended December 31, 2008.

Our net income was approximately $8.3 million for the three months ended June 30, 2009 as compared to approximately $6.7 million net income for the three months ended June 30, 2008, an increase of $1.7 million or 24.9 percent. The increase in the net income was mainly due to the increase in our revenues and the improvement in our operating margin, offset by the increase in income tax expenses during the period.

Currency translation adjustments resulting from RMB appreciation amounted to $69,294 and $1.3 million as of the three months ended June 30, 2009 and 2008, respectively. The positive amount of currency translation adjustments during the period is due to the appreciation of the RMB against the U.S. Dollar during the period.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $8.4 million for the three months ended June 30, 2009 as compared to approximately $8.0 million in comprehensive income for the three months ended June 30, 2008, a increase of $0.4 million or 5.5 percent.

Comparison of the Six Months Ended June 30, 2009 and 2008:
	For the Six Months Ended June 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	31,294,114	79.4%	25,886,388	82.6%	5,407,726	20.9%
Products	6,915,813	17.5%	4,415,136	14.1%	2,500,677	56.6%
Maintenance Services	1,234,152	3.1%	1,048,826	3.3%	185,326	17.7%
Total Revenue	39,444,079	100.0%	31,350,350	100.0%	8,093,729	25.8%

Total revenues were approximately $39.4 million for the six months ended June 30, 2009 as compared to approximately $31.4 million for the six months ended June 30, 2008, an increase of approximately $8.1 million or 25.8 percent. This increase was primarily due to the increase in our revenues from system contracting projects and product sales, which together contributed 96.9 percent of revenues during the period. The Company recognized revenues from 256 total solution, product sales and maintenance contracts for the six months ended June 30, 2009 as compared to 233 contracts for the six months ended June 30, 2008.

Revenues from system contracting projects increased by 20.9 percent to $31.3 million derived from 140 contracts for the six months ended June 30, 2009, compared to $25.9 million derived from 138 contracts for the six months ended June 30, 2008. This increase in the revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed and the successful execution of large-size projects from Capital Iron and Steel Group during the period. Revenues from our product sales were $6.9 million with 62 contracts executed for the six months ended June 30, 2009, compared to $4.4 million with 59 contracts executed for the six months ended June 30, 2008. The increase in the revenues from product sales was mainly due to the increased demand in our linear heat detectors and other products during the period. The revenues from maintenance services increased by 17.7 percent to $1.2 million derived from 54 contracts for the six months ended June 30, 2009, compared to $1.0 million derived from 36 contracts for the six months ended June 30, 2008. The increase in revenues from maintenance service was mainly attributable to the increase in the number of maintenance service contracts that we executed as the result of the expansion in our customer basis during the period.

In particular, the three largest customers were Capital Iron and Steel Group, China Minmetals Corporation, and Jiuquan Iron and Steel Group which collectively contributed approximately $10.1 million of revenues, representing 25.6 percent of total revenues for the six months ended June 30, 2009.

	For the Six Months Ended June 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	11,777,541	37.6%	11,541,955	44.6%	235,586	2.0%
Products	2,077,048	30.0%	1,059,380	24.0%	1,017,668	96.1%
Maintenance Services	792,160	64.2%	520,327	49.6%	271,833	52.2%
Total Cost of Revenues	14,646,749	37.1%	13,121,662	41.9%	1,525,087	11.6%

Gross Profit
System contracting projects	19,516,573	62.4%	14,344,433	55.4%	5,172,140	36.1%
Products	4,838,765	70.0%	3,355,756	76.0%	1,483,009	44.2%
Maintenance Services	441,992	35.8%	528,499	50.4%	(86,507)	(16.4)%
Total Gross Profit	24,797,330	62.9%	18,228,688	58.1%	6,568,642	36.0%

Cost of revenues for the six months ended June 30, 2009 was approximately $14.6 million, as compared to $13.1 million for the six months ended June 30, 2008, an increase of approximately $1.5 million or 11.6%. Gross profit for the six months ended June 30, 2009 was approximately $24.8 million, as compared to $18.2 million for the six months ended June 30, 2008, an increase of approximately $6.6 million or 36.0 percent. Gross margin for the six months ended June 30, 2009 was 62.9 percent, as compared to the gross margin of 58.1 percent for the six months ended June 30, 2008. The increase in our gross margin was mainly due to the increase in the gross margin of our system contracting projects, offset by the decrease in the gross margins of product sales and maintenance service during the period.

Gross margin of system contracting projects was 62.4 percent for the six months ended June 30, 2009, compared to 55.4 percent for the six months ended June 30, 2008. This increase in the gross margin of system contracting projects was mainly attributable to our successful execution of total solution projects from iron and steel industry during this period. Total solution projects from iron and steel industry contributed higher gross margins than the projects from other industries, due to a higher percentage of our self-manufactured proprietary products being utilized in the iron and steel projects. The gross margin of product sales was 70.0 percent for the six months ended June 30, 2009, compared to 76.0 percent for the six months ended June 30, 2008. The decrease in the gross margin of product sales was mainly attributable to a lower percentage of our self-manufactured proprietary products being sold in product sales contracts, which contributed higher gross margins than our outsourced products manufactured by third parties.

	For the Six Months Ended June 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	4,140,191	10.5%	3,335,713	10.6%	804,478	24.1%
General Administrative	3,664,082	9.3%	2,427,448	7.8%	1,236,634	50.9%
Depreciation and Amortization	376,850	1.0%	321,950	1.0%	54,900	17.1%
R&D	834,017	2.1%	894,601	2.9%	(60,584)	(6.8)%
Total Operating Expenses	9,015,140	22.9%	6,979,712	22.3%	2,035,428	29.2%
Income From Operations	15,782,190	40.0%	11,248,976	35.9%	4,533,214	40.3%

Operating expenses were approximately $9.0 million for the six months ended June 30, 2009 as compared to approximately $7.0 million for the six months ended June 30, 2008, an increase of approximately $2.0 million or 29.2 percent. The increase in operating expenses was mainly due to the increase in our selling expenses, general administrative expenses, depreciation and amortization expenses, which was offset by a decrease in R&D expenses during the period.

Selling expenses were approximately $4.1 million for the six months ended June 30, 2009 as compared to approximately $3.3 million for the six months ended June 30, 2008, an increase of approximately $0.8 million or 24.1 percent. The increase in our selling expenses was mainly attributable to the increase in our sales-related activities in the iron and steel, power generation and chemistry industries and our efforts to expand our business in new industries including nuclear power and transportation and certain international markets. General administrative expenses were approximately $3.7 million for the six months ended June 30, 2009, as compared to approximately $2.4 million for the six months ended June 30, 2008, an increase of approximately $1.2 million or 50.9 percent. The significant increase in general administrative expenses were mainly attributable to the increase in employees’ salary and compensation related to 1 million options issued and the increase in bad debt expenses during the period. Depreciation and amortization expenses were approximately $0.4 million for the six months ended June 30, 2009 as compared to approximately $0.3 million for the six months ended June 30, 2008, an increase of $54,900 or 17.1 percent. The increase in depreciation and amortization expenses was mainly due to an increase in our fixed assets for operations. R&D expenses were approximately $0.8 million for the six months ended June 30, 2009 as compared to approximately $0.9 million for the six months ended June 30, 2008, a decrease of $60,584 or 6.8 percent. The decrease in our R&D expenses was mainly attributable to the variance in expenditure required in different product development cycles.

Operating income was approximately $15.8 million for the six months ended June 30, 2009 as compared to approximately $11.2 million for the six months ended June 30, 2008, an increase of $4.5 million or 40.3 percent. The increase in our operating income was mainly attributable to the increase in our revenues and higher gross margin during this period.

Total other income was approximately $0.4 million for the six months ended June 30, 2009 as compared to approximately $0.2 million for the six months ended June 30, 2008, an increase of $122,300 or 53.6 percent. This increase was mainly attributable to the increase in our interest income during the period.

Income before income tax was approximately $16.1 million for the six months ended June 30, 2009 as compared to approximately $11.5 million of income before income tax for the six months ended June 30, 2008, an increase of $4.7 million or 40.6 percent. This increase in income before income tax was mainly due to the increase in our revenues and the improvement in our gross margin during the period. Provision for income tax was approximately $2.2 million for the six months ended June 30, 2009 as compared to approximately $60,095 provision for income tax for the six months ended June 30, 2008, an increase of $2.1 million. This significant increase in our provision for income tax was mainly due to the fact that Sureland Industrial, our major operating subsidiary,  became subject to 12.5 percent in income tax rate, starting from the first quarter of 2009, after the expiration of its tax exemption period.

Our net income was approximately $14.0 million for the six months ended June 30, 2009 as compared to approximately $11.4 million net income for the six months ended June 30, 2008, an increase of $2.6 million or 22.5 percent. The increase in the net income was mainly due to the increase in our revenues and the improvement in our gross margin during the period.

Currency translation adjustments resulting from RMB appreciation amounted to negative $0.1 million and $3.4 million as of the six months ended June 30, 2009 and 2008, respectively. The negative amount of currency translation adjustments during the period is due to the depreciation of the RMB during the period.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $13.9 million for the six months ended June 30, 2009 as compared to approximately $14.8 million comprehensive income for the six months ended June 30, 2008, a decrease of $0.9 million or 6.1 percent.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital of $75.2 million including cash and cash equivalents of $27.8 million.

The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	For the Six Months Ended June 30,
	2009	2008

Net cash provided by operating activities	$2,854,023	$3,457,448
Net cash used in investing activities	(952,535)	(663,537)
Net cash used in financing activities	(730,949)	(474,018)
Effect of foreign currency translation on cash and cash equivalents	(33,637)	1,088,574
Net cash flow	$1,136,902	$3,408,467

Operating Activities

Net cash provided by operating activities was approximately $2.9 million for the six months ended June 30, 2009 as compared to approximately $3.5 million in net cash provided by operating activities for the same period in 2008. Net cash provided by operating activities in the six months ended June 30, 2009 was mainly due to the net income of $14.0 million, a $4.5 million increase in accrued liabilities and a $4.3 million increase in tax payable, offset by a $4.7 million increase in accounts receivable, a $11.7 million increase in costs and estimated earnings in excess of billings, a $3.0 million decrease in customer deposits and a $2.2 million decrease in billings in excess of costs and estimated earnings.

The increase of $11.7 million in costs and estimated earnings in excess of billings was mainly due to the increase in the aggregate value of projects where we have recognized revenues more than we have billed the customers. The decrease of $2.2 million in billings in excess of costs and estimated earnings was mainly due to the decrease in the aggregate value of projects where we have billed our customers less than we have recognized revenues.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2009 was $1.0 million as compared to net cash used in investing activities of $0.7 million in the same period of 2008. Cash used in investing activities in the six months ended June 30, 2008 was mainly attributable to capital expenditure in the purchase of new equipments.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2009 totaled $0.7 million as compared to $0.5 million used in financing activities in the same period of 2008. Cash used in financing activities in the six months ended June 30, 2009 was mainly attributable to the increase in restricted cash during the period.

As a result of the total cash activities, net cash increased by $1.1 million from December 31, 2008 to June 30, 2009.  We believe that our currently available working capital of $75.2 million including cash and cash equivalents of $27.8 million should be adequate to sustain our operations at our current level and our anticipated expansion.

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

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls. As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.

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

Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective at June 30, 2009.

(b)  Changes in internal control over financial reporting.  During the three months ended June 30, 2009, management had conducted the remediation activities below to address the material weaknesses identified by management in the assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.

●	Lack of internal controls over the project budgeting process

Remediation Activities
The Company hired more skilled project budgeting personnel and senior managers to enhance the our project budgeting team to meet the increased needs of our expanding number of projects. We redesigned our project budgeting process and augmented our monitoring procedures to ensure timely updates of project budgets that reflect the best estimate of project costs under construction. We also increased the effectiveness and frequency of communication between our accounting, project budgeting and project implementation departments through regularly scheduled inter-department meetings.

●	Lack of internal accounting staff with adequate US GAAP knowledge and inadequate supervisory review of the construction accounting process

Remediation Activities

The Company hired an external U.S. GAAP accounting consultant with relevant accounting experience, skills and knowledge in the financial reporting processes to provide U.S. GAAP knowledge training to our existing accounting staff. The Company enforced senior management’s checks and approvals process to ensure the accuracy of our daily book keeping.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

CHINA FIRE & SECURITY GROUP, INC.

Dated: August 10, 2009	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: August 10, 2009	By:	/s/ Robert Yuan
Robert Yuan
Chief Accounting Officer/Principal Accounting Officer