Form 10-K/A
period 2008-12-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2009-10-30
CIK 1271940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
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

As of March 13, 2009, there were 27,586,593 shares of common stock of China Fire & Security Group, Inc. outstanding.

 EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K initially filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2009 is being filed in response to the Commission’s comment letters dated September 3, 2009, October 9, 2009 and October 27, 2009.

TABLE OF CONTENTS

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

Our Marketing Efforts

Currently, we have established our position as the leading Chinese supplier of fire safety products and services in the iron and steel, power, and petrochemical industries. We have installed 70% of the large systems in the steel industry. Our business plan is to maintain our leadership and expand our market share in the iron and steel, power and petrochemical markets, while targeting several new market segments which we believe offer expansion opportunities for us, including transportation (highways, subways and railways) and nuclear power generation. We also have installed fire safety systems for the warehouses of distilleries and cigarette factories.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors include the risk factors below.

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

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $64.7 million including cash and cash equivalents of $26.7 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Year Ended December 31
	2008	2007	2006

Net cash provided by operating activities	$13,361,704	$9,773,114	8,935,061
Net cash (used in) investing activities	(1,945,199)	(3,929,978	(10,949,752
Net cash (used in) provided by financing activities	(3,097,855)	1,051,952	8,935,521
Effect of foreign currency translation on cash and cash equivalents	1,226,234	789,270	147,862
Net cash flow	$9,544,884	$7,684,358	7,068,692

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

Net cash provided by financing activities in the year ended December 31, 2007 totaled $1.1 million as compared to $8.9 million used in financing activities in the same period of 2006. Net cash provided by financing activities in the year ended December 31, 2007 was attributable to the proceeds of $4.2 million from issuance of common stock and the proceeds of $1.4 million from the sale of Beijing Zhong Xiao, offset by $2.0 million increase in restricted cash, which represents the cash required to be deposited in the bank to guarantee the execution of signed contracts, and the payment of $2.5 million to Beijing Zhong Xiao to clear the balance between our Company and Beijing Zhong Xiao.

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

Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

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

•
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

•
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

The material weakness in our project budgeting process was mainly due to the lack of project budgeting personnel and the ineffective design of our project budgeting process. The growth of our project budgeting team, which is in charge of the estimation of the project budget costs, could not meet the expansion of our business. By the end of 2008, we were in need of project budget personnel, who are responsible for both the project cost estimations for new projects and the update of cost budgets for on-going projects. The currently ineffective design of our project budgeting process was mainly due to the lack of monitoring procedures in our project budget process to prevent any untimely updates of on-going projects’ budgets. Consequently, due to these two shortages in our project budget process, there were five project budgets (out of 221 projects) that were not updated in a timely manner. These errors were identified by our independent auditors during their annual audit work and the adjustments to our consolidated financial statements were less than 1% of our revenue. Although the adjustment was immaterial, we understand that as the project budget process is a key process in our control systems for a construction company, the lack of monitoring procedures in this process can result in the possibility that a material misstatement of our consolidated financial statement might not be prevented or detected in a timely basis.

The material weakness in our financial reporting process due to the lack of internal accounting staff with adequate U.S. GAAP knowledge and inadequate supervisory review of the construction accounting process resulted from the fact that the Company’s operations are in China and our accounting staff that service our supervisory review of the construction accounting process possess adequate knowledge of PRC GAAP, but only possess limited knowledge in U.S. GAAP. Although the conformity of PRC GAAP to U.S. GAAP was observed, there still exist meaningful differences between the two accounting principles, which cause the material weakness in our internal control over financial reporting.  In China’s market, it is difficult to recruit qualified accounting staff with adequate U.S. GAAP knowledge at competitive cost. The growth of our accounting department did not keep up with the expansion of our business and the lack of accounting personnel resulted into the inadequate supervisory review of the construction accounting process.

Due to this material weakness, one material adjustment of $6.3 million was made due to a missing close-out entry between Cost & Estimated Earnings and Progress Billings for disclosure purpose. This error was mainly due to the difference between PRC GAAP and US GAAP for project construction accounting.

Moore Stephens Wurth Frazer and Torbet, LLP, an independent registered public accounting firm, has audited the financial statements included in this annual report and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2008.

(c) Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Regarding the material weakness described above, we  have identified the following changes necessary to improve our internal control over financial reporting:

•
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

•
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

We anticipate the remedial actions described above will strengthen the Company’s internal control over financial reporting, and will address the related material weakness that management identified at December 31, 2008.

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

Mr. Brian Lin, CEO, Director, 44. Mr. Lin serves as Director and Chief Executive Officer of China Fire & Security Group, Inc. Mr. Lin has served as a Director since October 2006. Mr. Lin has over 17 years of management and technical experience both in the US and China. Mr. Lin is an early stage investor and co-founder of the Company and has been providing strategic guidance since its inception. Prior to joining the Company full time in January 2006, Mr. Lin served as CEO of Beijing Linkhead Technologies, and held various management and technical positions with UTStarcom in China and Nortel Networks and Motorola in the US from 2001 to 2005. Mr. Lin received his Master’s Degree in Electrical Engineering from University of Toronto, Canada in 1989.

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

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Mr. Guoyou Zhang, Mr. Xianghua Li and Mr. Xuewen Xiao, with Mr. Guoyou Zhang as the chairman. All of the members of the Compensation Committee are “independent” directors.

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

Elements of Our Executive Compensation Programs

Our Compensation mainly consists of two parts, Cash Compensation and Equity Incentive Compensation. The Cash Compensation consists of Base Salary and Bonus. The Equity Incentive Compensation aligns executives’ and shareholders’ interests by providing executives an ownership stake in the Company.

Base Salary. Base salaries for our named executives are set based on their professional qualifications and experiences, education background, scope of their responsibilities, taking into account competitive market compensation levels paid by other similar-sized companies for similar positions and reasonableness and fairness when compared to other similar positions of responsibility within the Company. Base salaries are reviewed annually by the Compensation Committee and may be adjusted annually as needed.

Bonus. To achieve our goal of pay-for-performance, bonuses will be paid to our named executives when company financial goals are achieved. The bonus is typically a percentage of the Base Salary and is part of the cash compensation of our named executives. The Compensation Committee has determined that when the Company actual financial results are better than the guidance provided by the Company, the bonuses will be paid in full. Otherwise, no bonuses will be paid to our named executives. The financial guidance was determined based on the condition of the industry and industry trends in the fire protection market and the historical financial performance of the Company. The financial guidance approved by the board of directors in fiscal year 2008 was $60.7 million in revenue and $21.8 million in net income, representing 30% growth compared to the results in fiscal year 2007. The actual financial results in 2008 were $69.1 million in revenue and $24.7 million in net income, which surpassed the financial guidance. Consequently, the bonuses to Mr. Brian Lin and Mr. Xiaoyuan Yuan were fully paid in fiscal year 2008.

Equity Incentive Compensation. A key element of our pay-for-performance philosophy is our reliance on performance-based equity awards through the Company’s stock option plan. This program aligns executives’ and shareholders’ interests by providing executives an ownership stake in the Company. Our Compensation Committee has the authority to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the Compensation Committee determines in its sole discretion. The Compensation Committee reviews each executive’s individual performance and his or her contribution to our strategic goals and determines the amount of stock options to be awarded towards the end of the fiscal year. The exercise price is the closing market price on the date of the grant.

The following is a discussion of our executive compensation program and the compensation decisions made for fiscal year 2008 with respect the executive officers named in the Compensation Table on page 44.

In 2008, the Compensation Committee, which is responsible for approving and overseeing executive compensation, accepted recommendations from senior management and reviewed such recommendations with market data to determine the compensation to be paid to the Company’s executive officers.  Important determining factors included the Company’s financial performance, the level of compensation paid to similarly situated executives in comparably-sized public companies and the contributions made by each of the executive officers to the success of the Company.

How Executive Compensation is Determined

The Compensation Committee of the company seeks to offer our executives compensation packages that are attractive and competitive with compensation practices of the peer companies with which we might compete for talent. The Compensation Committee has determined that a peer company would have the following characteristics:

•	majority of the business is providing solutions and systems to industrial customers in China

•	listed on a major exchange in the United States with market capitalization between US$200 million to US$800 million

The Compensation Committee collected the executive compensation information of the following companies (“Comparison Group”) during the course of discussing and finalizing the compensation for our executives.

		Fiscal Year 2007
		Salary	Option	Total
1	China Security & Surveillance (CSR)
	CEO	40,840	206,304	247,144
	CFO	153,594	206,304	359,898

2	China Information Security Technology, Inc. (CPBY)
	CEO	45,949	369,000	414,949
	CFO	60,360	-	60,360

3	COGO Group, Inc. (COGO)
	CEO	30,776	271,339	302,115
	CFO	125,000	752,994	877,994

4	Harbin Electric, Inc. (HRBN)
	CEO	23,715	47,784	71,499
	CFO	14,229	31,856	46,085

5	Shengdatech, Inc. (SDTH)
	CEO	300,000	-	300,000
	CFO	100,000	-	100,000

6	Wonder Auto Technology, Inc. (WATG)
	CEO	90,000	-	90,000
	CFO	60,000	-	60,000

		Highest	Lowest
	CEO	414,949	71,499
	CFO	877,994	46,085

The Compensation Committee conducted a comparison of the proposed executive compensation structure and practices to those of the Comparison Group, including base salary, target bonus and equity grants. The market analysis developed was used to determine pay targets for 2008.

In 2008, the proposed compensation for Mr. Brian Lin is as follows:

Cash Compensation:
$120,000 where the Base Salary is $84,000 (70%) and the Bonus is $36,000 (30%). The Bonus will be paid in full if the company’s actually financial results meet or beat the financial guidance approved by the board of directors and released to the public. Otherwise, no Bonus will be paid to Brian Lin.

Equity Compensation:	Per stock option agreement dated July 1, 2006, 18,750 options shares will be vested during the year of 2008. There is no additional equity based compensation for Brian Lin in 2008.

In 2008, the proposed compensation for Mr. Xiaoyuan Yuan is as follows:

Cash Compensation:
$36,800 where the Base Salary is $29,440 (80%) and the Bonus is $7,360 (20%). The Bonus will be paid in full if the company’s actually financial results meet or beat the financial guidance approved by the board of directors and released to the public. Otherwise, no Bonus will be paid to Xiaoyuan Yuan.

Equity Compensation:	Per stock option agreement dated July 1, 2007, 5,000 options shares will be vested during the year of 2008. There is no additional equity based compensation for Xiaoyuan Yuan in 2008.

Based on its review in 2008, the Compensation Committee concluded that the structure of CFSG’s proposed compensation program is reasonably consistent with industry practices.  The target parameters for the compensation of Mr. Brian Lin, our CEO and Mr. Xiaoyuan Yuan, our Principal Accounting Officer, in fiscal year 2008 were determined based on the range of compensation for the above Comparison Group.  The actual compensation for Mr. Brian Lin in fiscal year 2008 was $124,000, which fell within the targeted parameters of $71,499 and $414,949 for CEOs. The actual compensation for Mr. Xiaoyuan Yuan in fiscal year 2008  was $49,900, which also fell within the targeted parameters of $46,085 to $877,944 for CFOs.

The Compensation Committee reviewed and approved the compensation paid to the named executives of the company as listed in the Compensation Table. Recommendations for annual increases in compensation to named executives other than our CEO are recommended by our CEO. These recommendations are presented to the Compensation Committee and are subject to their approval. The annual increase in compensation of the CEO was both recommended and approved by our Compensation Committee Pay increases for non-named employee will be at the discretion of the employee’s supervisor and subject to senior management approval.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Analysis and Discussion with the management of the Company. Based on the review and the discussions, the Compensation Committee recommended to Board of Directors that the Compensation Analysis and Discussions be included in the Company’s annual report on Form 10-K. The members of the Compensation Committee are:

Mr. Guoyou Zhang, Chairman
Mr. Xianghua Li
Mr. Xuewen Xiao

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

CHINA FIRE & SECURITY GROUP, INC.

Dated: October 30, 2009
	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated as of October 30, 2009.

Signature	Title

/s/ Gangjin Li	Chairman of the Board
Gangjin Li

/s/ Brian Lin	Director and Chief Executive Officer
Brian Lin

/s/ Xiaoyuan Yuan	Principal Accounting Officer and Principal Financial Officer
Xiaoyuan Yuan

/s/ Weishe Zhang	Director and Chief Technology Officer
Weishe Zhang

/s/ Albert McLelland	Director
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
October 30, 2009

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

Note 4 – Related party transactions

The Company has accounts receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has 19% ownership interest. The receivable due from Hubei Shou An was $114,388 and $0 as of December 31, 2008 and 2007, respectively. This balance was resulted from product sales totaling $96,068 plus 17% VAT of $19,408 and resulted in translation loss of $1,088. This amount was expected to be repaid by December 31, 2009 in cash. ..

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

No gain or loss was recognized through the restructuring of Beijing Zhong Xiao nor any additional cost incurred to restructure Beijing Zhong Xiao.  In addition, we have no outstanding obligations related to the restructuring after the disposal of Beijing Zhong Xiao on April 3, 2007.

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

4.6**	Form of H. C. Wainwright & Co., Warrant

10.1**	Construction Contract between Anshan Iron & Steel Group Corp. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2006

10.2**	Contract between Maanshan Iron & Steel Co., Ltd and. and Sureland Industrial Fire Safety Co., Ltd.

10.3**	Contract between Wuhan Iron & Steel (Group) Corp. and Sureland Industrial Fire Safety Co., Ltd.

10.4**	Purchase Contract between Beijing Zhongshiweiye Technologies Co. Ltd.. and Sureland Industrial Fire Safety Co., Ltd. Dated June 13, 2005

10.5**	Contract between Hangzhou New Epoch Fire Protection Science & Technology Co., Ltd and Sureland Industrial Fire Safety Co., Ltd. Dated December 5, 2005

10.6**	Contract between Guangzhou Jinshengyang Technologies Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated May 20, 2005

10.7**	Purchase and Sales Contract between Beijing Xinfangsheng Hardware Electric Products Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2005

10.8**	Purchase and Sales Contract between Sichuan Firefighting Machinery General Factory and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

10.9**	Purchase and Sales Contract between Beijing Tianningyihe Pipeline System Equipments Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

Exhibit Number

10.10**	Acceptance for Carriage Service Contract between Zhaijisong Express Co., LTD and Sureland Industrial Fire Safety Co., Ltd.

10.11**	Cooperation Contract between Lianxin International Trade (Shanghai Waigaoqiao Free Trade Zone) Co., Ltd. and Sureland Industrial Fire Safety Co., Ltd.

10.12**	Marketing Memorandum between Xi’an Systemsensor Electronic Co., Ltd and Sureland Industrial Fire Safety Co., Ltd.

10.13**	OEM Cooperation Agreement between Xi’an System Sensor Electronics, Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated may 26, 2004

10.14**	House Lease Contract between Beijing Bestpower Electrical Technology Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated December 1, 2004

10.15**	Stock Ownership Assignment Agreement

10.16	Employment Agreement between the Company and Mr. Brian Lin

10.17	Employment Agreement between the Company and Mr. Xiaoyuan Yuan

14.1***	Officers’ and Directors’ Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated by reference from 8-K filed September 5, 2006 where it was filed as Exhibit 99.1

**	Incorporation by reference from 8-K filed November 2, 2006 where the exhibits were the same number

***	Incorporated by reference from Form 10-QSB, filed with the Commission on May 24,2004 where it was filed as Exhibit 10.4