Form 10-K/A
period 2008-12-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2009-11-02
CIK 1271940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO
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

As of March 13, 2009, there were 27,586,593 shares of common stock of China Fire & Security Group, Inc. outstanding.

 EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K initially filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2009 is being filed to correct a typographical error on the date of the Report of Independent Registered Public Accounting Firm.

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

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $64.7 million including cash and cash equivalents of $26.7 million. The following table sets forth a summary of our cash flows for the periods indicated:

Statement of Cash Flow

	Year Ended December 31
	2008	2007	2006

Net cash provided by operating activities	$13,361,704	$9,773,114	8,935,061
Net cash (used in) investing activities	(1,945,199)	(3,929,978)	(10,949,752)
Net cash (used in) provided by financing activities	(3,097,855)	1,051,952	8,935,521
Effect of foreign currency translation on cash and cash equivalents	1,226,234	789,270	147,862
Net cash flow	$9,544,884	$7,684,358	7,068,692

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

We anticipates the remedial actions described above will strengthen the Company’s internal control over financial reporting, and will address the related material weakness that management identified at December 31, 2008.

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

Dated: November 2, 2009
	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated as of November 2, 2009.

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

4.6**	Form of H. C. Wainwright & Co., Warrant

10.1**	Construction Contract between Anshan Iron & Steel Group Corp. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2006

10.2**	Contract between Maanshan Iron & Steel Co., Ltd and. and Sureland Industrial Fire Safety Co., Ltd.

10.3**	Contract between Wuhan Iron & Steel (Group) Corp. and Sureland Industrial Fire Safety Co., Ltd.

10.4**	Purchase Contract between Beijing Zhongshiweiye Technologies Co. Ltd.. and Sureland Industrial Fire Safety Co., Ltd. Dated June 13, 2005

10.5**	Contract between Hangzhou New Epoch Fire Protection Science & Technology Co., Ltd and Sureland Industrial Fire Safety Co., Ltd. Dated December 5, 2005

10.6**	Contract between Guangzhou Jinshengyang Technologies Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated May 20, 2005

10.7**	Purchase and Sales Contract between Beijing Xinfangsheng Hardware Electric Products Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2005

10.8**	Purchase and Sales Contract between Sichuan Firefighting Machinery General Factory and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

10.9**	Purchase and Sales Contract between Beijing Tianningyihe Pipeline System Equipments Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

Exhibit Number

10.10**	Acceptance for Carriage Service Contract between Zhaijisong Express Co., LTD and Sureland Industrial Fire Safety Co., Ltd.

10.11**	Cooperation Contract between Lianxin International Trade (Shanghai Waigaoqiao Free Trade Zone) Co., Ltd. and Sureland Industrial Fire Safety Co., Ltd.

10.12**	Marketing Memorandum between Xi’an Systemsensor Electronic Co., Ltd and Sureland Industrial Fire Safety Co., Ltd.

10.13**	OEM Cooperation Agreement between Xi’an System Sensor Electronics, Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated may 26, 2004

10.14**	House Lease Contract between Beijing Bestpower Electrical Technology Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated December 1, 2004

10.15**	Stock Ownership Assignment Agreement

10.16****	Employment Agreement between the Company and Mr. Brian Lin

10.17****	Employment Agreement between the Company and Mr. Xiaoyuan Yuan

14.1***	Officers’ and Directors’ Code of Ethics

21.1****	List of Subsidiaries

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated by reference from 8-K filed September 5, 2006 where it was filed as Exhibit 99.1

**	Incorporation by reference from 8-K filed November 2, 2006 where the exhibits were the same number

***	Incorporated by reference from Form 10-QSB, filed with the Commission on May 24,2004 where it was filed as Exhibit 10.4

****	Incorporated by reference from Form 10-K/A, filed with the Commission on October 30,2009 where the exhibits were the same number