Form 10-Q
period 2009-09-30
CHINA FIRE & SECURITY GROUP, INC.
filed 2009-11-09
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009
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

As of November 6, 2008, the Registrant had 27,593,275 shares of common stock outstanding.

China Fire & Security Group, Inc.

Table of Contents

Item 1. Financial Statements

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,483,011	$26,655,333
Restricted cash	1,515,385	5,377,933
Notes receivable	6,086,333	3,670,259
Accounts receivable, net of allowance for doubtful accounts of $6,091,865 and $4,370,362 as of September 30, 2009 and December 31, 2008, respectively	32,408,623	25,826,343
Receivables from related party	550,517	466,223
Other receivables	1,706,124	1,532,259
Inventories	5,084,589	6,538,938
Costs and estimated earnings in excess of billings	35,774,224	17,821,708
Employee advances	1,386,094	743,868
Prepayments and deferred expenses	3,387,997	2,816,976
Total current assets	116,382,897	91,449,840

PLANT AND EQUIPMENT, net	8,539,508	8,445,254

OTHER ASSETS:
Restricted cash - non current	3,481,274	1,872,828
Accounts receivable - retentions	3,445,092	1,107,450
Advances on building and equipment purchases	-	249,859
Investment in joint ventures	477,838	1,167,238
Intangible assets, net of accumulated amortization	1,059,980	1,116,449
Total other assets	8,464,184	5,513,824

Total assets	$133,386,589	$105,408,918

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,578,793	$6,664,090
Customer deposits	2,836,162	6,102,026
Billings in excess of costs and estimated earnings	1,260,403	4,237,528
Other payables	405,376	837,973
Accrued liabilities	11,600,618	6,785,409
Taxes payable	8,667,218	2,092,745
Total current liabilities	32,348,570	26,719,771

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized, 27,593,275 and 27,586,593 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	27,593	27,586
Additional paid-in-capital	20,092,548	19,357,409
Statutory reserves	7,148,827	7,148,827
Retained earnings	66,385,947	44,850,181
Accumulated other comprehensive income	7,317,511	7,305,144
Total shareholders' equity	100,972,426	78,689,147

Noncontrolling interest	65,593	-
Total equity	101,038,019	78,689,147

Total liabilities and equity	$133,386,589	$105,408,918

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
System contracting projects	$18,710,099	$15,173,858	$50,004,213	$41,060,246
Products	5,351,659	978,806	12,267,472	5,393,942
Maintenance services	754,671	590,603	1,988,823	1,639,429
Total revenues	24,816,429	16,743,267	64,260,508	48,093,617

COST OF REVENUES
System contracting projects	7,821,254	6,459,973	19,598,795	18,001,928
Products	2,559,838	117,258	4,636,886	1,176,638
Maintenance services	436,026	301,605	1,228,186	821,932
Total cost of revenues	10,817,118	6,878,836	25,463,867	20,000,498

GROSS PROFIT	13,999,311	9,864,431	38,796,641	28,093,119

OPERATING EXPENSE
Selling and marketing	2,470,092	1,718,929	6,610,283	5,054,642
General and administrative	2,416,007	1,132,492	6,080,089	3,559,940
Depreciation and amortization expenses	197,042	123,829	573,892	445,779
Research and development	390,029	762,382	1,224,046	1,656,983
Total operating expense	5,473,170	3,737,632	14,488,310	10,717,344

INCOME FROM OPERATIONS	8,526,141	6,126,799	24,308,331	17,375,775

OTHER INCOME (EXPENSE)
Other income	241,521	280,094	463,820	501,737
Other expense	(5,604)	(3,675)	(6,906)	(89,063)
Interest income, net	99,205	48,010	228,507	139,754
Total other income	335,122	324,429	685,421	552,428

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	8,861,263	6,451,228	24,993,752	17,928,203

PROVISION FOR INCOME TAXES	1,329,732	(6,736)	3,480,396	53,359

NET INCOME BEFORE NONCONTROLLING INTEREST	7,531,531	6,457,964	21,513,356	17,874,844

Less: Net loss attributable to noncontrolling interest	(22,410)	-	(22,410)	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	7,553,941	6,457,964	21,535,766	17,874,844

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	121,290	173,873	12,367	3,534,472

COMPREHENSIVE INCOME	$7,675,231	$6,631,837	$21,548,133	$21,409,316

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,593,275	27,572,112	27,589,489	27,562,087
Earnings per share	$0.27	$0.23	$0.78	$0.65

DILUTED EARNINGS PER SHARE
Weighted average number of shares	28,372,332	28,259,171	28,299,552	28,205,583
Earnings per share	$0.27	$0.23	$0.76	$0.63

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Fire & Security, Inc. Shareholders' Equity
				Retained Earnings		Accumulated other
	Common Stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	Interest	Totals

BALANCE, December 31, 2007	27,556,893	$27,556	$19,317,287	$5,067,061	$22,228,095	$3,568,117	$-	$50,208,116
								-
Net income					17,874,844			17,874,844
Options issued to employees			36,578					36,578
Warrants exercised	29,700	30	(30)					-
Foreign currency translation adjustment						3,534,472		3,534,472

BALANCE, September, 2008 (Unaudited)	27,586,593	$27,586	$19,353,835	$5,067,061	$40,102,939	$7,102,589	$-	$71,654,010

Net income					6,829,008			6,829,008
Warrants exercised	-	-	-					-
Options issued to employees			3,574					3,574
Adjustment on statutory reserves				2,081,766	(2,081,766)			-
Foreign currency translation adjustment						202,555		202,555

BALANCE, December 31, 2008	27,586,593	$27,586	$19,357,409	$7,148,827	$44,850,181	$7,305,144	$-	$78,689,147

Capital received from noncontrolling interest							88,003	88,003
Net income (loss)					21,535,766		(22,410)	21,513,356
Warrants exercised	6,682	7	(7)					-
Options issued to employees			735,146					735,146
Foreign currency translation adjustment						12,367		12,367

BALANCE, September 30, 2009 (Unaudited)	27,593,275	$27,593	$20,092,548	$7,148,827	$66,385,947	$7,317,511	$65,593	$101,038,019

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$21,535,766	$17,874,844
Net loss attributable to noncontrolling interest	(22,410)	-
Consolidated net income	21,513,356	17,874,844
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	611,661	652,290
Amortization	56,461	56,224
Provision for doubtful accounts	1,724,705	527,870
Gain (loss) on disposal of equipments	9,427	(32,828)
Stock compensation to employees	735,146	36,578
Provision for estimated warranty claims	74,866	-
Change in operating assets and liabilities
Notes receivable	(2,414,263)	(1,569,203)
Accounts receivable	(10,825,671)	(2,635,095)
Receivables from related party	(84,231)	(323,278)
Other receivables	(277,941)	(483,680)
Inventories	212,023	(3,364,122)
Costs and estimated earnings in excess of billings	(17,939,056)	(14,544,590)
Employee advances	(660,086)	225,922
Prepayments and deferred expenses	(592,077)	(1,149,078)
Accounts payable	1,340,372	754,465
Customer deposits	(3,254,294)	10,869,806
Billings in excess of costs and estimated earnings	(2,974,893)	(1,809,272)
Other payables	(412,977)	1,134,642
Accrued liabilities	4,771,623	838,157
Taxes payable	6,596,492	287,605
Net cash (used in) provided by operating activities	(1,789,357)	7,347,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,039,560)	(1,637,531)
Advances on building and equipment purchase	-	(156,709)
Proceeds from sale of equipments	9,828	67,839
Deconsolidation of cash held at Tianxiao Fire Safety Equipment Co. Ltd.	(241,311)	-
Proceeds from restructuring on Tianxiao Fire Safety Equipment Co. Ltd.	1,550,922	-
Proceeds from sales of investment in King Galaxy Investments Limited	1,000,000	-
Net cash provided by (used in) investing activities	1,279,879	(1,726,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	2,252,851	(2,039,634)
Capital contributed by noncontrolling interest shareholder	87,954	-
Net cash provided by (used in) financing activities	2,340,805	(2,039,634)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,649)	1,113,669

INCREASE IN CASH	1,827,678	4,694,891

CASH and CASH EQUIVALENTS, beginning of period	26,655,333	17,110,449

CASH and CASH EQUIVALENTS, end of period	$28,483,011	$21,805,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$759,948	$36,473
Interest paid	$-	$-

NON-CASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
Reclassification of advances on building and equipment purchase to plant and equipment upon receipt of purchase	$249,672	$390,898

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1 - Background

Principal Activities and Reorganization

China Fire & Security Group Inc. (the “Company” or “CFSG”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacture and sale of fire protection products and services for industrial customers in People’s Republic of China (“China”) and India.

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

Formation of Shenyang Hongshida Electronics Co., Ltd (“Shenyang Hongshida”)

Shenyang Hongshida was incorporated in Shenyang, Liaoning Province, China with registered capital amounted to $1,465,000 (RMB10,000,000). Pursuant to Shengyang Hongshida’s by-laws dated on June 1, 2009, the registered capital is required to be injected over the subsequent two years. Shenyang Hongshida is 80% owned by Beijing Hua An with 20% noncontrolling interest owned by an unrelated party. Shenyang Hongshida engages in production and selling of fire equipment, electronic products, instrumentation, computer parts and providing technical advisory services. Shenyang Hongshida will focus on the low-end and middle-end market of fire product. As of September 30, 2009, the registered capital received was $439,500 (RMB3,000,000) and the Company is in pre-operating stage.

Sales of 5% interest in King Galaxy Investments Limited (“King Galaxy”)

During September 2009, the Company sold its 5% interest in King Galaxy Investment Limited at cost to Mr. Wei Jing, who is the controlling shareholder of King Galaxy Investment Limited for cash consideration of $1.0 million. The proceed of $1.0 million have been fully received by the Company as of September 30, 2009. King Galaxy through its wholly owned subsidiary, China Alliance Security Holdings Company Limited, owns 100% of Wan Sent (China) Technology Co., Ltd.

Restructuring of 83.3% ownership in Tianjin Tianxiao Fire Safety Equipment Co., Ltd. (“Tianxiao Equipment”)

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

On July 3, 2009, Sureland Industrial signed an agreement to transfer 83.3% ownership in Tianxiao Equipment to Tianjin Fire Protection Equipment Co., Ltd. for the consideration price approximately equal to the net assets of Tianxiao Equipment as of June 30, 2009, which was approximately $1.6 million (RMB 10.6 million). Thus, a loss of $913 was recognized in this transaction. The proceed of $1.6 million have been fully received by the Company as of September 30, 2009.

After the restructuring of Tianxiao Equipment, Sureland Industrial held 16.7% ownership in Tianxiao Equipment as a minority interest holder.  The investment is recorded under the cost accounting method.  Sureland Industrial is continuing to purchase fire safety and protection products through Tiaoxiao Equipment, which does not require the classification of the deconsolidation of Tianxiao Equipment as a discontinued operation in accordance to FASB Accounting Standards Codification  (“ASC”)  205-20-55.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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
September 30, 2009
(Unaudited)

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of the AICPA’S Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1") [ASC 605-35-25].

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

In accordance with SFAS 48 [ASC 605-15], “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by SFAS 131 [ASC 280-10], “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

Shipping and handling

Costs related to shipping and handling are included in cost of revenue pursuant to EITF 00-10 [ASC 605-45] “Accounting for Shipping and Handling Fees and Costs.”

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB) and Indian Rupee (INR), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statements of changes in equity.

Asset and liability accounts at September 30, 2009 were translated at 6.82 RMB to $1.00 and 48.2 INR to $1.00 as compared to 6.82 RMB to $1.00 at December 31, 2008.  Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statements accounts for the nine months ended September 30, 2009 and 2008 were 6.82 RMB and 6.97 RMB, respectively. The average translation rates of INR applied to income statements accounts for the nine months ended September 30, 2009 were 49.0 INR. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 5% residual value.  Depreciation expense amounted to $201,140 and $325,742 for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense amounted to $611,661 and $652,290 for the nine months ended September 30, 2009 and 2008, respectively.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterments to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009, the Company expects these assets to be fully recoverable.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Plant and equipment consists of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Buildings and improvements	$6,439,015	$6,417,304
Transportation equipment	3,195,052	2,747,038
Machinery	873,497	1,249,470
Office equipment	1,322,255	1,262,426
Furniture	150,026	90,882
Total depreciable assets	11,979,845	11,767,120
Less accumulated depreciation	(3,709,440)	(3,321,866)
Construction in progress	269,103	-
Plant and equipment, net	$8,539,508	$8,445,254

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China, Hong Kong. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  The Balances maintained in India are deposited in the branch of DBS Bank (Singapore) Limited, which are fully insured by the Government of Singapore till December 31, 2010. As of September 30, 2009 and December 31, 2008, the Company had deposits (including restricted cash balances) totaling to $29,954,270 and $30,765,488, respectively, that are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company's operations are mainly carried out in the PRC while the revenue recognized from operations in India is immaterial to the Company’s financial statement. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company has two major customers who represent approximately 23% of the Company’s sales for the three months ended September 30, 2009 and the Company has one major customer who represents approximately 11% of the Company’s sales for the nine months ended September 30, 2009. Accounts receivable from these customers were $0 as of September 30, 2009. The Company had one major customer who represented approximately 34% and 21% of the Company’s sales for the three months and nine months ended September 30, 2008, respectively.  Accounts receivable from this customer were $0 as of September 30, 2008.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

Restricted cash consists of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Restricted cash
Products sales	$4,148,565	$1,608,056
System contracting projects	848,094	5,642,705
Total restricted cash	4,996,659	7,250,761
Restricted cash - non current	(3,481,274)	(1,872,828)
Restricted cash - current	$1,515,385	$5,377, 933

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method.

Inventories consist of the following as of:

	September 30, 2009 (Unaudited)	December 31, 2008
Raw materials	$186,771	$896,797
Finished goods	4,030,935	4,597,407
Work in progress	866,883	1,044,734
Total	$5,084,589	$6,538,938

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.  The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of September 30, 2009 and December 31, 2008, the Company determined no reserves are necessary.

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

Accounts receivable consists of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Accounts receivable:
System contracting projects	$24,185,709	$19,167,096
Maintenance services	3,047,949	3,193,166
Products sales	14,711,922	8,943,893
Total accounts receivable	41,945,580	31,304,155
Allowance for bad debts	(6,091,865)	(4,370,362)
Accounts receivable, net	35,853,715	26,933,793
Accounts receivable - non-current retentions	(3,445,092)	(1,107,450)
Accounts receivable - current	$32,408,623	$25,826,343

The activity in the allowance for doubtful accounts for trade accounts receivable for the nine months ended September 30, 2009 and for the year ended December 31, 2008 is as follows:

	September 30, 2009 (Unaudited)	December 31, 2008
Beginning allowance for doubtful accounts	$4,370,362	$2,483,359
Additional charged to bad debt expense	1,724,705	1,683,336
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	(3,202)	203,667
Ending allowance for doubtful accounts	$6,091,865	$4,370,362

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Retentions held by customers of system contracting projects included in the Company’s accounts receivable are as follows:

	September 30, 2009 (Unaudited)	December 31, 2008
Retentions
Current	$3,031,110	$3,685,136
Non-current	3,445,092	1,107,450
Total retentions	$6,476,202	$4,792,586

These balances represent portions of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

Costs and estimated earnings in excess of billings consist of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Contract costs incurred plus recognized profits less recognized losses to date	$128,983,178	$68,149,817
Less: progress billings	(93,208,954)	(50,328,109)
Costs and estimated earnings in excess of billings	$35,774,224	$17,821,708

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Billings in excess of costs and estimated earnings consists of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Progress billings	$9,806,624	$31,456,807
Less: contracts costs incurred plus recognized profits less recognized losses to date	(8,546,221)	(27,219,279)
Billings in excess of costs and estimated earnings	$1,260,403	$4,237,528

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

Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge.  The Company maintains a provision for potential warranty costs on these products for one year.  This provision represents management’s assessment of the Company’s history of warranty costs while incorporating estimates by the quality review staff of the potential product failure rates.  The Company records a warranty obligation in selling expense at the time revenue is recognized.  As of September 30, 2009 and December 31, 2008, the Company recorded $603,042 and $518,940, respectively, as reserve for estimated warranty claims.

Fair value of financial instruments

SFAS 107 [ASC 825-10-50], Disclosures About Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures for those instruments.  SFAS 157 [ASC 820-10], Fair Value Measurements, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The investment in joint ventures is also a financial instrument.  The Company invested $167,238 (RMB 1,140,000) in Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% ownership, and invested $310,600 in Tianxiao Fire Safety Equipment Co., Ltd. for 16.7% ownership. Total investment as of September 30, 2009 amounted to $477,838 there is no quoted or observable market price for the fair value of similar long term investments in joint ventures.  The Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contribution to the joint ventures.

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157 [ASC 820-10].

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

Intangible assets consist of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Land use rights	$770,789	$770,789
Technology rights	608,745	608,745
Accumulated amortization	(319,554)	(263,085)
Balance	$1,059,980	$1,116,449

Amortization expense amounted to $18,820 and $ 18,816 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense amounted to $56,461 and $56,224 for the nine months ended September 30, 2009 and 2008, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Intangible assets of the Company are reviewed annually, more often when circumstances require, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009, the Company expects these assets to be fully recoverable.

Income taxes

The Company reports income taxes pursuant to SFAS 109, “Accounting for Income Taxes” and FASB Interpretation 48 [primarily be incorporated into ASC 740-10] “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  SFAS 109 [primarily be incorporated into ASC 740] requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Deferred tax assets amounted to $75,380 and $0 as of September 30, 2009 and December 31, 2008, respectively.

Under FIN 48 [primarily be incorporated into ASC 740-10] a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 [primarily be incorporated into ASC 740-10] also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The Company’s operations are subject to income and transaction taxes in the United States, the PRC and the India jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In principal, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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

VAT on sales and VAT on purchases amounted to $1,658,245and $1,241,110, respectively, for the three months ended September 30, 2009 and $4,685,083 and $3,436,154, respectively, for the nine months ended September 30, 2009. VAT on sales and VAT on purchases amounted to $1,573,500 and $1,195,867, respectively, for the three months ended September 30, 2008 and $4,291,620 and $3,266,583, respectively, for the nine months ended September 30, 2008. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Stock-based compensation

The Company adopted SFAS 123R [primarily be incorporated into ASC 718] “Accounting for Stock-Based Compensation” at the beginning of 2006, which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation granted to non-employees has been determined in accordance with SFAS 123R [primarily be incorporated into ASC 718] and the EITF 96-18 [ASC 505-50], "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Recently issued accounting pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1 [ASC 325-40], “Amendments to the Impairment Guidance of EITF Issue No. 99-20 [ASC 325-40], “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 [ASC 325-40] changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115 [ASC-320]. FSP EITF 99-20-1 [ASC 325-40] achieves this by amending the impairment model in EITF 99-20 [ASC 325-40] to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 [ASC 325-40] did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4 [ASC 820-10], “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 [ASC 820-10] amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. The adoption of FSP FAS 157-4 [ASC 820-10] did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 [ASC 320-10] and FAS 124-2 [ASC 958-302]. This FSP amends SFAS 115 [ASC 320-10], “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124 [ASC 958-302], “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of FSP FAS 115-2 [ASC 320-10] and FAS 124-2 [ASC 958-302] did not have a material impact on the Company’s consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In April 2009, the FASB issued FSP FAS 107-1 [ASC 825-10] and APB 28-1 [ASC 270-10-05]. This FSP amends SFAS No. 107 [ASC 825-10], “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 [ASC 825-10] and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  The adoption of FSP FAS 107-1 [ASC 825-10] and APB 28-1 [ASC 270-10-05] did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on November 9, 2009.

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
September 30, 2009
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

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS 128 [ASC 260-10], “Earnings per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income for earnings per share	$7,553,941	$6,457,964	$21,535,766	$17,874,844

Weighted average shares used in basic computation	27,593,275	27,572,112	27,589,489	27,562,087
Diluted effect of stock options and warrants	779,057	687,059	710,063	643,496
Weighted average shares used in diluted computation	28,372,332	28,259,171	28,299,552	28,205,583

Earnings per share:
Basic	$0.27	$0.23	$0.78	$0.65
Diluted	$0.27	$0.23	$0.76	$0.63

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

As of September 30, 2009 and 2008, all outstanding stock options and warrants were included in the calculation of diluted earnings per share.

Note 4 - Related party transactions

The Company has accounts receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has a 19% ownership interest. The receivable due from Hubei Shou An was $153,277 and $114,388 as of September 30, 2009 and December 31, 2008, respectively, resulted from product sales. This amount was expected to be repaid by December 31, 2009 in cash.

The Company has other receivable from Hubei Shou An. The receivable due from Hubei Shou An was $397,240 and $351,835 as of September 30, 2009 and December 31, 2008, respectively.  This balance was for operating capital in Hubei Shou and expected to be repaid by December 31, 2009 in cash.

The Company has prepayments to Tianjin Tianxiao Fire Safety Equipment Co., Ltd., in which the Company has 16.7% ownership interest. The prepayments due to Tianjin Tianxiao Fire Safety Equipment Co., Ltd. was $18,956 and $0 as of September 30, 2009 and December 31, 2008, respectively, resulted from product purchase.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $6,086,333 and $3,670,259 as of September 30, 2009 and December 31, 2008, respectively.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them to start performing the services.  Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $3,387,997 and $2,816,976 as of September 30, 2009 and December 31, 2008, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $167,238 (RMB1, 140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC.  The investment is recorded under the cost accounting method.

As of September 30, 2009, the Company held an investment of $310,600 (RMB2, 117,246) for a 16.7% interest in Tianjin Tianxiao Fire Safety Equipment Co., Ltd. as a non-controlling interest holder. The investment is recorded under the cost accounting method at fair value at the deconsolidation date.

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders and maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within nine months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy.  Customer deposits also represent amounts advanced by customers on system contracting projects deposits. The advance payment will apply to the invoices when the Company billed our customer based on the progression of the projects. As of September 30, 2009 and December 31, 2008 customer deposits amounted to $2,836,162, and $6,102,026, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of balance sheet date for system contracting projects. Accrued liabilities also represent accrued estimation of warranty expenses.  As of September 30, 2009 and December 31, 2008, accrued liabilities amounted to $11,600,618 and $6,785,409 respectively.

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
September 30, 2009
(Unaudited)

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

The Company’s subsidiaries were paying the following tax rate for the three and nine months ended September 30, 2008 (Unaudited).

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	25.0%	-%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	25.0%	-%
Tianxiao Equipment	-%	25.0%

The Company’s subsidiaries are paying the following tax rate for the three and nine months ended September 30, 2009 (Unaudited).

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Tianxiao Equipment (six months ended June 30, 2009)	-%	25.0%
Shian Kexin	-%	25.0%
Shanyang Hongshida	-%	25.0%

The provision (credit) for income taxes amounted to $1,329,732 and ($6,736) for the three months ended September 30, 2009 and 2008, respectively. The provision for income taxes amounted to $3,480,396 and $53,359 for the nine months ended September 30, 2009 and 2008, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, (unaudited):

	Three months ended			Nine months ended
	2009	2008		2009	2008
U.S. Statutory rates	34.0%	34.0%		34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)		(34.0)	(34.0)
China income taxes	25.0	25.0		25.0	25.0
China income tax exemption	(10.5)	(25.1)		(11.9)	(24.7)
Other item (1)	0.5	0.0		0.8	0.0
Total provision for income taxes	15.0%	(0.1	) %	13.9%	0.3%

(1)  The 0.5% and 0.0% represents $339,818 and $166,994 expenses incurred by CFSG and CFPG that are not deductible in PRC for the three months ended September 30, 2009 and 2008. The 0.8% and 0.0% represents the $1,503,893 and $784,995 expenses incurred by CFSG and CFPG that are not deductible in PRC for the nine months ended September 30, 2009 and 2008.

The estimated tax savings for the three months ended September 30, 2009 and 2008 amounted to $1,171,522 and $1,414,294, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease basic and diluted earnings per share for the three months ended September 30, 2009, and 2008 by $0.04 and $0.05, respectively. The estimated tax savings for the nine months ended September 30, 2009 and 2008 amounted to $3,332,547 and $4,611,290, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease basic and diluted earnings per share for the nine months ended September 30, 2009, and 2008 by $0.12 and $0.17 respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0 for income tax purposes for the nine months ended September 30, 2009.  The estimated net operating loss carry forwards for United States income taxes amounted to $1,004,414 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilize, from 2025 through 2027.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the period ended September 30, 2009 was $0 and the accumulated valuation allowance as of September 30, 2009 amounted to $341,501. Management reviews this valuation allowance periodically and makes adjustments as warranted.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $68.6 million as of September 30, 2009, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
VAT taxes payable	$4,599,548	$1,094,089
Income taxes payable	2,558,383	38,406
Sales taxes	1,463,846	936,164
Other taxes payable	45,441	24,086
Total	$8,667,218	$2,092,745

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2009 and 2008. The contributions are charged to the consolidated income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $92,697 and $54,879 for the three months ended September 30, 2009 and 2008, respectively.  The aggregate contributions of the Company to retirement benefit schemes amounted to $269,174 and $179,806 for the nine months ended September 30, 2009 and 2008, respectively.

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
September 30, 2009
(Unaudited)

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the nine months ended September 30, 2008, the Company did not make any contribution to this fund. Because the balance of Surplus reserve fund already totals 50% of the Company’s registered capital, the Company did not reserve any surplus reserve fund for the nine months ended September 30, 2009.  The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the nine months ended September 30, 2009 and 2008.

Note 13 - Warrants

In 2008, a total of 45,000 warrants were converted into 29,700 shares of common stock by the warrants holders using the cashless exercise option.

In June 2009, 10,000 warrants were converted into 6,682 shares of common stock by the warrants holders using the cashless exercise option.

The Company’s warrant activity is as follows:

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life (years)
Outstanding, December 31, 2007	55,000	$4.19	4.08
Granted		4.25
Forfeited
Exercised	(45,000)	4.24
Outstanding, December 31, 2008	10,000	$4.25	2.09
Granted
Forfeited
Exercised	(10,000)	4.25
Outstanding, September 30, 2009 (Unaudited)	-	$-	-

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

The total stock option compensation expense recognized for the three months ended September 30, 2009 and 2008 was $245,049 and $3,574, respectively.  The total stock option compensation expense recognized for the nine months ended September 30, 2009 and 2008 was $735,146 and $36,578, respectively. As of September 30, 2009, approximately $3.13 million of estimated expense with respect to un-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining service period of approximately 3.3 years.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The Company has stock options as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	779,500	$1.43	$8,925,615
Granted
Forfeited
Exercised
Outstanding, December 31, 2008	779,500	$1.43	$4,194,190
Granted	1,000,000	6.81
Forfeited
Exercised
Outstanding, September 30, 2009 (Unaudited)	1,779,500	$4.45	$26,247,625

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Number of Options	Exercise Price	Average Remaining Contractual Life	Number of Options	Exercise Price	Average Remaining Contractual Life
750,000	$1.25	6.8	750,000	$1.25	6.8
9,500	$4.51	2.6	9,500	$4.51	2.6
20,000	$6.70	2.8	10,000	$6.70	2.8
1,000,000	$6.81	4.3	125,000	$6.81	4.3

Note 15 - Commitments and Contingencies

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 16 – Subsequent Events

The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued.

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

Overview

We are engaged in the design, development, manufacturing and sale of fire protection products and services for large industrial firms in China and international markets. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is one of the first in China to leverage high technology for fire protection and safety on behalf of its clients including iron and steel companies, power plants, petrochemical plants, as well as, special purpose construction companies in China and international markets.

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

By September 30, 2009, Sureland operated more than 20 sales and liaison offices in China. Sureland has been ranked as the leading Chinese industrial fire safety company and the largest contractor both times by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Its key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Its products have been used by its customers in more than 20 provinces throughout China.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of changes in equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered into any currency trading or hedging, although there is no assurance that the Company will not enter into such activities in the future.

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

Results of Operations

Comparison of the Three Months Ended on September 30, 2009 and 2008:
	For the Three Months Ended September 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	18,710,099	75.4%	15,173,858	90.6%	3,536,241	23.3%
Products	5,351,659	21.6%	978,806	5.9%	4,372,853	446.8%
Maintenance Services	754,671	3.0%	590,603	3.5%	164,068	27.8%
Total Revenue	24,816,429	100.0%	16,743,267	100.0%	8,073,162	48.2%

Total revenues were approximately $24.8 million for the three months ended September 30, 2009 as compared to approximately $16.7 million for the three months ended September 30, 2008, an increase of approximately $8.1 million or 48.2 percent. This increase was primarily due to the increase in our revenues from system contracting projects and product sales, which combined contributed 97.0 percent of revenues during the period. The Company recognized revenues from 205 total solution, product sales and maintenance contracts for the three months ended September 30, 2009 as compared to 163 contracts for the three months ended September 30, 2008.

Revenues from system contracting projects increased by 23.3 percent to $18.7 million derived from 101 contracts for the three months ended September 30, 2009, compared to $15.2 million derived from 97 contracts for the three months ended September 30, 2008. The increase in revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed and the successful execution of large-size iron and steel projects from Jinan Iron and Steel Group and Capital Iron and Steel Group during the period. Revenues from our product sales, which included the sale of our self-manufactured proprietary products and resale of third-party products, were $5.4 million with 45 contracts executed for the three months ended September 30, 2009, compared to $1.0 million with 28 contracts executed for the three months ended September 30, 2008. The increase in revenues from product sales was mainly attributable to the increased demand in our linear heat detectors and other fire protection products in China and our new expansion in India during the period. The revenues from maintenance service increased by 27.8 percent to $0.8 million derived from 59 contracts for the three months ended September 30, 2009, compared to $0.6 million derived from 38 contracts for the three months ended September 30, 2008. The increase in revenues from maintenance service was mainly attributable to the increase in the number of maintenance service contracts that we executed as a result of the expansion in our customer base during the period.

In particular, the three largest total solution projects were from Jinan Iron and Steel Group, Capital Iron and Steel Group, and Dalian Special Iron and Steel Corporation which collectively contributed approximately $7.7 million in revenues, representing 31.2 percent of total revenues for the three months ended September 30, 2009.

	For the Three Months Ended September 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	7,821,254	41.8%	6,459,973	42.6%	1,361,281	21.1%
Products	2,559,838	47.8%	117,258	12.0%	2,442,580	2083.1%
Maintenance Services	436,026	57.8%	301,605	51.1%	134,421	44.6%
Total Cost of Revenues	10,817,118	43.6%	6,878,836	41.1%	3,938,282	57.3%

Gross Profit
System contracting projects	10,888,845	58.2%	8,713,885	57.4%	2,174,960	25.0%
Products	2,791,821	52.2%	861,548	88.0%	1,930,273	224.0%
Maintenance Services	318,645	42.2%	288,998	48.9%	29,647	10.3%
Total Gross Profit	13,999,311	56.4%	9,864,431	58.9%	4,134,880	41.9%

Cost of revenues for the three months ended September 30, 2009 was approximately $10.8 million, as compared to $6.9 million for the three months ended September 30, 2008, an increase of approximately $3.9 million or 57.3 percent. Gross profit for the three months ended September 30, 2009 was approximately $14.0 million, as compared to $9.9 million for the three months ended September 30, 2008, an increase of approximately $4.1 million or 41.9 percent. Gross margin for the three months ended September 30, 2009 was 56.4 percent, which is lower than the gross margin of 58.9 percent for the three months ended September 30, 2008. The decrease in gross margin was mainly due to the decrease in the gross margin of our product sales during the period.

Gross margin of system contracting projects was 58.2 percent for the three months ended September 30, 2009, which is higher than the gross margin of 57.4 percent for the system contracting projects for the three months ended September 30, 2008. The increase in the gross margin of system contracting projects was mainly attributable to the successful execution of total solution projects from the iron and steel industry during this period. Total solution projects from the iron and steel industry contributed higher gross margins than the projects from other industries due to a higher percentage of our self-manufactured proprietary products being utilized in the iron and steel projects. The gross margin of product sales was 52.2 percent for the three months ended September 30, 2009, compared to 88.0 percent for the three months ended September 30, 2008. The decrease in the gross margin of product sales was mainly attributable to a lower percentage of self-manufactured proprietary products sold through product sales contracts during the period, contributing lower gross margin.

	For the Three Months Ended September 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	2,470,092	10.0%	1,718,929	10.3%	751,163	43.7%
General Administrative	2,416,007	9.7%	1,132,492	6.8%	1,283,515	113.3%
Depreciation and Amortization	197,042	0.8%	123,829	0.7%	73,213	59.1%
R&D	390,029	1.6%	762,382	4.6%	-372,353	-48.8%
Total Operating Expenses	5,473,170	22.1%	3,737,632	22.3%	1,735,538	46.4%
Income From Operations	8,526,141	34.4%	6,126,799	36.6%	2,399,342	39.2%

Operating expenses were approximately $5.5 million for the three months ended September 30, 2009 as compared to approximately $3.7 million for the three months ended September 30, 2008, an increase of approximately $1.7 million or 46.4 percent. The increase in operating expenses was mainly due to the increase in selling expenses, general administrative expenses and depreciation and amortization expenses, which was offset by the decrease in R&D expenses during the period.

Selling expenses were approximately $2.5 million for the three months ended September 30, 2009 as compared to approximately $1.7 million for the three months ended September 30, 2008, an increase of approximately $0.8 million or 43.7 percent. The increase in our selling expenses was mainly attributable to the increase in our sales-related activities in iron and steel, power generation and chemical industries and efforts to expand into new industries including nuclear power, transportation and international markets. General administrative expenses were approximately $2.4 million for the three months ended September 30, 2009, as compared to approximately $1.1 million for the three months ended September 30, 2008, an increase of approximately $1.3 million or 113.3 percent. The significant increase in general administrative expenses was mainly attributable to the increase in employees’ salary and compensation and the increase in bad debt expenses during the period. Depreciation and amortization expenses were approximately $0.2 million for the three months ended September 30, 2009 as compared to approximately $0.1 million for the three months ended September 30, 2008, an increase of $73,213 or 59.1 percent. The increase in depreciation and amortization expenses was mainly due to the increase in our plant and equipment. R&D expenses were approximately $0.4 million for the three months ended September 30, 2009 as compared to approximately $0.8 million for the three months ended September 30, 2008, a decrease of $372,353 or 48.8 percent. The decrease in R&D expenses was mainly attributable to the variance in expenditures required in different product development cycles.

Operating income was approximately $8.5 million for the three months ended September 30, 2009 as compared to approximately $6.1 million for the three months ended September 30, 2008, an increase of $2.4 million or 39.2 percent. The increase in operating income was mainly attributable to the increase in our revenues offset by lower operating margin during this period.

Total other income was $335,122 for the three months ended September 30, 2009 as compared to $324,429 for the three months ended September 30, 2008, an increase of $10,693 or 3.3 percent.

Income before income tax was approximately $8.9 million for the three months ended September 30, 2009 as compared to approximately $6.5 million for the three months ended September 30, 2008, an increase of $2.4 million or 37.4 percent. The reason for this increase in income before income tax was mainly due to the increase in revenues offset by the decrease in operating margin during the period. Provision for income tax was approximately $1.3 million for the three months ended September 30, 2009 with effective tax rate of approximately 15.0 percent, as compared to $6,736 credit for income tax for the three months ended September 30, 2008, an increase of $1.3 million. The significant increase in our provision for income tax was mainly due to the fact that Sureland Industrial, our major operating subsidiary, began to pay income tax at a rate of 12.5 percent, after the expiration of its tax exemption period in the fourth quarter of 2008.

Our net income was approximately $7.6 million for the three months ended September 30, 2009 as compared to approximately $6.5 million in net income for the three months ended September 30, 2008, an increase of $1.1 million or 17.0 percent. The increase in our net income was mainly attributable to the increase in our revenues during the period, offset by the decrease in gross margin and the increase in income tax expenses during the period.

Currency translation adjustments resulting from RMB appreciation process amounted to $121,290 and $173,873 as of the three months ended September 30, 2009 and 2008, respectively. The positive amount of currency translation adjustments during the period was mainly due to the appreciation of RMB against the US Dollar during the period.

Comprehensive income, which adds the currency adjustment to net income, was approximately $7.7 million for the three months ended September 30, 2009 as compared to approximately $6.6 million in comprehensive income for the three months ended September 30, 2008, a increase of $1 million or 15.7 percent.

Comparison of the Nine Months Ended on September 30, 2009 and 2008:

	For the Nine Months Ended September 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	50,004,213	77.8%	41,060,246	85.4%	8,943,967	21.8%
Products	12,267,472	19.1%	5,393,942	11.2%	6,873,530	127.4%
Maintenance Services	1,988,823	3.1%	1,639,429	3.4%	349,394	21.3%
Total Revenue	64,260,508	100.0%	48,093,617	100.0%	16,166,891	33.6%

Total revenues were approximately $64.3 million for the nine months ended September 30, 2009 as compared to approximately $48.1 million for the nine months ended September 30, 2008, an increase of approximately $16.2 million or 33.6 percent. The increase was primarily due to the increase in revenues from system contracting projects and product sales, which combined contributed 96.9 percent of revenues during the period. The Company recognized revenues from 323 total solution, product sales and maintenance contracts for the nine months ended September 30, 2009 as compared to 278 contracts for the nine months ended September 30, 2008.

Revenues from system contracting projects increased by 21.8 percent to $50.0 million derived from 167 contracts for the nine months ended September 30, 2009, compared to $41.1 million derived from 162 contracts for the nine months ended September 30, 2008. This increase in the revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects executed and the successful execution of large-size projects from Capital Iron and Steel Group and China Minmetals Corporation during the period. Revenues from product sales, which included the sale of our self-manufactured proprietary products and resale of third-party products, were $12.3 million with 96 contracts executed for the nine months ended September 30, 2009, compared to $5.4 million with 75 contracts executed for the nine months ended September 30, 2008. The increase in revenues from product sales was mainly due to the increased demand for linear heat detectors and other fire protection products and our new expansion in India during the period. The revenues from maintenance services increased by 21.3 percent to $2.0 million derived from 60 contracts for the nine months ended September 30, 2009, compared to $1.6 million derived from 41 contracts for the nine months ended September 30, 2008. The increase in revenues from maintenance service was mainly attributable to the increase in the number of maintenance service contracts that we executed as a result of the expansion in our customer base during the period.

In particular, the three largest customers were Capital Iron and Steel Group, China Minmetals Corporation, and Capital Engineering & Research Incorporation Ltd. which collectively contributed approximately $13.2 million in revenues, representing 20.5 percent of total revenues for the nine months ended September 30, 2009.

	For the Nine Months Ended September 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	19,598,795	39.2%	18,001,928	43.8%	1,596,867	8.9%
Products	4,636,886	37.8%	1,176,638	21.8%	3,460,248	294.1%
Maintenance Services	1,228,186	61.8%	821,932	50.1%	406,254	49.4%
Total Cost of Revenues	25,463,867	39.6%	20,000,498	41.6%	5,463,369	27.3%

Gross Profit
System contracting projects	30,405,418	60.8%	23,058,318	56.2%	7,347,100	31.9%
Products	7,630,586	62.2%	4,217,304	78.2%	3,413,282	80.9%
Maintenance Services	760,637	38.2%	817,497	49.9%	-56,860	-7.0%
Total Gross Profit	38,796,641	60.4%	28,093,119	58.4%	10,703,522	38.1%

Cost of revenues for the nine months ended September 30, 2009 was approximately $25.5 million, as compared to $20.0 million for the nine months ended September 30, 2008, an increase of approximately $5.5 million or 27.3%. Gross profit for the nine months ended September 30, 2009 was approximately $38.8 million, as compared to $28.1 million for the nine months ended September 30, 2008, an increase of approximately $10.7 million or 38.1 percent. Gross margin for the nine months ended September 30, 2009 was 60.4 percent, which is higher than the gross margin of 58.4 percent for the nine months ended September 30, 2008. The increase in our gross margin was mainly due to the increase in the gross margin of our system contracting projects, offset by the decrease in the gross margins of product sales and maintenance service during the period.

Gross margin of system contracting projects was 60.8 percent for the nine months ended September 30, 2009, compared to 56.2 percent for the nine months ended September 30, 2008. The increase in gross margin of system contracting projects was mainly attributable to the successful execution of total solution projects from iron and steel industry during this period. Total solution projects from iron and steel industry contributed higher gross margins than the projects from other industries, due to a higher percentage of our self-manufactured proprietary products being utilized in the iron and steel projects and, thus, contributing higher gross margins. The gross margin of product sales was 62.2 percent for the nine months ended September 30, 2009, compared to 78.2 percent for the nine months ended September 30, 2008. The decrease in gross margin of product sales was mainly attributable to a lower percentage of our self-manufactured proprietary products being sold in product sales contracts, which contributed higher gross margins than the resale of the third-party products.

	For the Nine Months Ended September 30,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	6,610,283	10.3%	5,054,642	10.5%	1,555,641	30.8%
General Administrative	6,080,089	9.5%	3,559,940	7.4%	2,520,149	70.8%
Depreciation and Amortization	573,892	0.9%	445,779	0.9%	128,113	28.7%
R&D	1,224,046	1.9%	1,656,983	3.4%	-432,937	-26.1%
Total Operating Expenses	14,488,310	22.5%	10,717,344	22.3%	3,770,966	35.2%
Income From Operations	24,308,331	37.8%	17,375,775	36.1%	6,932,556	39.9%

Operating expenses were approximately $14.5 million for the nine months ended September 30, 2009 as compared to approximately $10.7 million for the nine months ended September 30, 2008, an increase of approximately $3.8 million or 35.2 percent. The increase in operating expenses was mainly due to the increase in selling expenses, general administrative expenses, depreciation and amortization expenses, which were offset by a decrease in R&D expenses during the period.

Selling expenses were approximately $6.6 million for the nine months ended September 30, 2009 as compared to approximately $5.1 million for the nine months ended September 30, 2008, an increase of approximately $1.6 million or 30.8 percent. The increase in selling expenses was mainly attributable to the increase in sales-related activities in iron and steel, power generation and chemical industries and our efforts to expand into new industries including nuclear power, transportation and certain international markets. General administrative expenses were approximately $6.1 million for the nine months ended September 30, 2009, as compared to approximately $3.6 million for the nine months ended September 30, 2008, an increase of approximately $2.5 million or 70.8 percent. The significant increase in general administrative expenses were mainly attributable to the increase in employees’ salary and compensation and the increase in bad debt expenses during the period. Depreciation and amortization expenses were approximately $0.6 million for the nine months ended September 30, 2009 as compared to approximately $0.5 million for the nine months ended September 30, 2008, an increase of $128,113 or 28.7 percent. The increase in depreciation and amortization expenses was mainly due to an increase in our plant and equipment. R&D expenses were approximately $1.2 million for the nine months ended September 30, 2009 as compared to approximately $1.7 million for the nine months ended September 30, 2008, a decrease of $0.4 million or 26.1 percent. The decrease in our R&D expenses was mainly attributable to the variance in expenditure required in different product development cycles.

Operating income was approximately $24.3 million for the nine months ended September 30, 2009 as compared to approximately $17.4 million for the nine months ended September 30, 2008, an increase of $6.9 million or 39.9 percent. The increase in operating income was mainly attributable to the increase in revenues and higher gross margin during this period.

Total other income was approximately $0.7 million for the nine months ended September 30, 2009 as compared to approximately $0.6 million for the nine months ended September 30, 2008, an increase of $132,993 or 24.1 percent. This increase was mainly attributable to the increase in interest income during the period.

Income before income tax was approximately $25.0 million for the nine months ended September 30, 2009 as compared to approximately $17.9 million of income before income tax for the nine months ended September 30, 2008, an increase of $7.1 million or 39.4 percent. The increase in income before income tax was mainly due to the increase in revenues and the improvement in gross margin during the period. Provision for income tax was approximately $3.5 million for the nine months ended September 30, 2009 as compared to approximately $53,359 for income tax for the nine months ended September 30, 2008, an increase of $3.4 million. The significant increase in our provision for income tax was mainly due to the fact that Sureland Industrial, our major operating subsidiary, began to pay income tax at a rate of 12.5 percent, after the expiration of its tax exemption period in the fourth quarter of 2008.

Our net income was approximately $21.5 million for the nine months ended September 30, 2009 as compared to approximately $17.9 million net income for the nine months ended September 30, 2008, an increase of $3.7 million or 20.5 percent. The reason for this increase in the net income was mainly due to the increase in revenues and the improvement in gross margin during the period.

Currency translation adjustments resulting from RMB appreciation process amounted to $12,367 and $3.5 million as of the nine months ended September 30, 2009 and 2008, respectively. The favorable currency translation adjustments during the period were due to the appreciation of RMB during the period.

Comprehensive income, which adds the currency adjustment to the net income, was approximately $21.5 million for the nine months ended September 30, 2009 as compared to approximately $21.4 million for the nine months ended September 30, 2008, an increase of $0.1 million or 0.6 percent.

Liquidity and Capital Resources
As of September 30, 2009, we had working capital of $84.0 million including cash and cash equivalents of $28.5 million.

The following table sets forth a summary of cash flows for the periods indicated:

Statement of Cash Flow
	For the Nine months Ended September 30,
	2009	2008

Net cash provided by (used in) operating activities	$(1,789,357)	$7,347,257
Net cash provided by (used in) investing activities	1,279,879	(1,726,401)
Net cash provided by (used in) financing activities	2,340,805	(2,039,634)
Effect of foreign currency translation on cash and cash equivalents	(3,649)	1,113,669
Net cash flow	$1,827,678	$4,694,891

Operating Activities
Net cash used by operating activities was approximately $1.8 million for the nine months ended September 30, 2009 as compared to approximately $7.3 million net cash provided by operating activities for the same period in 2008. Net cash provided by operating activities in the nine months ended September 30, 2009 was mainly due to the net income of $21.5 million, $1.3 million increase in account payable, $4.8 million increase in accrued liabilities and $6.6 million increase in tax payable, offset by $2.4 million increase in notes receivable, $10.8 million increase in accounts receivable, $17.9 million increase in costs and estimated earnings in excess of billings, $3.3 million decrease in customer deposits and $3.0 million decrease in billings in excess of costs and estimated earnings.

The increase of $17.9 million in costs and estimated earnings in excess of billings was mainly due to the increase in the aggregate value of projects where we have recognized revenues more than we have billed the customers, since we recognize our total solution revenues based on the percentage of completion but bill our customers based on the payment schedule in the project contracts. The decrease of $3.0 million in billings in excess of costs and estimated earnings was mainly due to the decrease in the aggregate value of projects where we have billed our customers less than we have recognized revenues.

Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2009 was $1.3 million as compared to net cash used in investing activities of $1.7 million during the same period of 2008. The cash provided by investing activities in the nine months ended September 30, 2008 was mainly attributable to $1.5 million proceeds received from the restructuring of Tianxiao Fire Safety Equipment Co. Ltd. and $1.0 million proceeds received from the sale of our investment in King Galaxy Investments Ltd., offset by $1.0 million capital expenditure in the purchase of new equipment.

Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2009 totaled $2.3 million as compared to $2.0 million used in financing activities in the same period of 2008. The cash provided by financing activities in the nine months ended September 30, 2009 was mainly attributable to the decrease in restricted cash during the period.

As a result of the total cash activities, net cash increased $1.8 million from December 31, 2008 to September 30, 2009.  We believe that our currently available working capital of $84.0 million including cash and cash equivalents of $28.5 million should be adequate to sustain our operations at our current level in addition to our anticipated expansion.

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

Foreign Currency Risk

Our business is operated in the PRC and India, and its value is effectively denominated in Renminbi and India’s Rupee. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi and U.S. dollar and India’s Rupee could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi and India’s Rupee, so our exposure to foreign exchange risks should generally be limited. We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of Renminbi and India’s Rupee against U.S. dollars will devaluate the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi and India’s Rupee again U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In China and India, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls. As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.

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

Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective at September 30, 2009.

(b)  Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred in the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA FIRE & SECURITY GROUP, INC.

Dated: November 9, 2009	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: November 9, 2009	By:	/s/ Xiaoyuan Yuan
Xiaoyuan Yuan
Principal Accounting Officer and Principal Financial Officer