Form 10-Q/A
period 2009-03-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2009-11-20
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 AMENDMENT NO. 1 TO
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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2009 is being filed in response to the Commission’s comment letter dated November 6, 2009 in order to amend management’s conclusion of the effectiveness of the registrant’s disclosure controls and procedures.

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

Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2009 due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not been remediated as of March 31, 2009.

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

CHINA FIRE & SECURITY GROUP, INC.

Dated: November 20, 2009	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: November 20, 2009	By:	/s/ Xiaoyuan Yuan
Xiaoyuan Yuan
Principal Accounting Officer and Principal Financial Officer