Form 10-K
period 2009-12-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2010-03-16
CIK 1271940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ______________

Commission file number: 001-33588

CHINA FIRE & SECURITY GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-1193022
(State of incorporation)	(I.R.S. Employer Identification No.)

B-2502 TYG Center, C2 Dongsanhuanbeilu,
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
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐  No ☑

The aggregate market value of the 9,537,941 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $116,076,742 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $12.17 per share, as reported by The NASDAQ Stock Market, Inc.

As of March 15, 2010, there were 27,595,541 shares of common stock of China Fire & Security Group, Inc. outstanding.

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

We are engaged primarily in the design, development, manufacture and sale of a variety of fire safety products for the industrial and special purpose infrastructure industries and the design and installation of industrial fire safety systems in which we primarily use our own fire safety products. To a minor extent, we provide maintenance services for customers of our industrial fire safety systems. Our business is primarily in China, where we operate sales and liaison offices in more than 20 cities; we are also expanding our business overseas by providing integrated fire safety systems to industrial clients globally.

We market our industrial fire safety products and systems primarily to major companies in the iron and steel, power and petrochemical industries in China. In 2009, we also secured several contracts with power generation plants in India. We are further developing our business in the transportation sector, including subways, highway tunnels, high speed trains and marine transportation, and telecommunications sectors.

We have internal research and development facilities engaged primarily in furthering fire safety technologies. We believe that our technologies allow us to offer cost-effective and high-quality fire safety products and systems. We have developed products for industrial fire detecting and extinguishing. We believe that we are the leading manufacturer in China and have successfully developed a comprehensive line of linear heat detectors.

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

We have twice been ranked as the leading Chinese industrial fire safety company by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. In 2008 and 2009, we were also twice ranked as the leading fire protection brand in China in a survey conducted by www.HC360.com. HC360 is a leading B2B electronic commerce services provider in China and runs the largest commercial website in China's fire protection industry (www.fire.HC360.com).  Our key products include linear heat detectors and water mist extinguishers. Our products have been used by customers in more than 20 provinces throughout China.

Our Strategies:

 We aim to further leverage our total solution business model, proprietary core technology and products, and strong management team to seek innovations in total solution sales, systems and technologies, and project management and to achieve accelerated growth with significantly lower cost. We intend to achieve our goals through the following key strategies:

•	We plan to continue to develop and capture opportunities in providing fire protection total solutions to high end customers in industrial and special purpose infrastructure industries.

o
In the iron and steel industry, we will utilize our breakthrough in the retrofitting and maintenance services area to win more contract opportunities from 2010 to 2012, and to capitalize on the industry's continued consolidation.

o
We plan to promptly and selectively expand into new verticals and international markets.  New targeted verticals include: conventional power plants, power transmission (grid), nuclear power plants, petroleum and natural gas, petrochemical, transportation (subways, highway tunnels, high speed trains), ships and marine transportation, telecommunications carriers.

•
We plan to further enhance proprietary product research and development, standardization, industrialization and intellectual property protection, in order to broaden our product portfolio, improve profitability, help penetrate new verticals, and increase product sales through direct and independent third-party channels.

o	We plan to further enhance fire codes in the iron and steel industry and other new verticals and initiate improvements on certain current product standards at the national and international levels.

o
In addition to core products in industrial fire detection and suppression systems, we plan to expand our product portfolio through internal development and partnership with third parties, and provide our customers with integrated product development and scaled product manufacturing.

o	We aim to increase the market share of our integrated products by offering total solutions to our customers as well as independent product sales through channels.

•
We plan to build a stronger management platform to support accelerated business growth by improving corporate management capabilities in contract budgeting, financial control and auditing, and human resources management.

•
We will be strategic in joint venture and mergers and acquisition opportunities. Our objective in potential selective and strategic joint ventures and mergers and acquisitions is to augment our organic growth strategy.

Our Industry

The Industrial Fire Safety Industry

The fire safety industry can be generally divided into three major segments: residential, commercial and industrial. The industrial fire safety business requires greater technical expertise than the residential or commercial fire safety businesses due to the hazardous conditions of the industrial environment. Designers must consider a myriad of complex technologies, safety factors  and unique fire hazard risks associated with various areas of production. Designers must also contend with adverse environmental problems such as humidity and dust and electro-magnetic interference to develop solutions to analyze and mitigate the spread of fire and chain reactions that are more likely to occur in the automated industrial production environment.

Along with China’s modernization drive, its economy has witnessed significant growth in the past three decades, which brought about rapid growth in various industrial sectors, including the iron and steel as well as power and petrochemical industries. Moreover, due to its investment environment and relatively low cost labor, China has attracted many manufacturers from developed countries. China’s increasing industrial capacity has caused, and is anticipated to continue to cause, a high level of demand for industrial fire safety products and services. According to a study published by China’s Building Mechanical & Electrical Engineering Magazine, China’s total revenues from industrial fire safety products and services in 2006 was approximately $1 billion and the annual growth rate for the following five years was expected to be more than 11%.

Due to the increased loss of lives and properties as a result of fires, the Chinese government began to attach increasing importance to industrial fire safety in the 1990’s. The government enacted various laws and issued regulations on fire safety, of which the most important included the Fire Safety Law of 1998 and the Safe Production Law of 2002. On May 1, 2009, the government released the amendment to the Fire Safety Law in which it stressed that the principal of an enterprise or a building is personally liable for fire casualties. These laws, while expressing the government’s increased emphasis on fire safety, can be vague and are not themselves responsible for the increase in demand. More important to the demand for products and services are fire codes for various industrial sectors. In April 2007, China’s Ministry of Construction published a fire code entitled “Code of Design on Fire Protection and Prevention for Iron and Steel Metallurgy Enterprises”, which became effective on January 1, 2008. This fire code is applicable to all new build-out of plants, expansion and renovation of existing facilities in any iron and steel company.

The fire safety industry has historically used foreign products, which have been superior in technology and quality. In recent years, Chinese products have improved in terms of technology and quality and are being increasingly accepted. The competitive price of Chinese products has also become a competitive advantage.

The industry for the design, manufacture and installation of fire safety systems is fragmented with no dominant players. As a result, we believe that there is an opportunity for consolidation and expansion which will allow major players to emerge.

Our Leadership Position in the Industry

We began in 1995 as the first Chinese company specializing in industrial fire safety. We believe that we have established ourselves as the recognized leader in the industrial fire safety business in China based on the following competitive advantages:

•	A large number of mid-to-high end loyal customers in various industries:

China Fire has been issued the top level certificates for both System Contracting and Engineering from the Ministry of Construction of China. China Fire was ranked No. 1 in the survey of System Contracting Enterprises undertaken by China Fire Association in 2001. Leveraging its own products with proprietary technologies and comprehensive design experience, China Fire has superior capabilities and expertise in providing total fire protection systems to industrial customers. China Fire serves a long list of mid-to-high end loyal customers in various industries including iron and steel, petrochemical, power, nuclear power, and transportation. We receive repeat business from these customers when they build new projects or rebuild their existing plants.

•	Technological leadership; several high valued proprietary intellectual properties:

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

•	Lead and influence the enhancement of various national fire codes and product standards:

China Fire is an editorial member of the national Codes of Fire Protection Standards for Metallurgy, Iron & Steel Enterprises, and of the “Linear Heat Detector” and participates in various other fire codes at the national and provincial level. These enhancements have improved fire safety standards in China and created larger market demand for many products including our proprietary products which have better prices and reliability.

•	Specialized research and development centers and manufacturing bases for fire detection products and fire suppression products:

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

•	Experienced management team with established track record for sustained growth:

China Fire has a strong management team which consists of experts in technology, sales and marketing and general management. The core team has both domestic experience and international vision with a strong track record for achieving sustained business and financial growth over the last six years.

Our Products and Services

Our major customers are in the iron and steel (contributing approximately 75% of revenues), traditional power generation (contributing approximately 16% of revenues) and petrochemical (contributing approximately 1% of revenues) industries. Our revenues are mainly from three sources: Total Solutions, Product Sales, and Maintenance Services. In 2009, revenues from total solutions accounted for approximately 77.0% of total revenues and the sale of products integrated accounted for approximately 19.4% of total revenues, while maintenance services accounted for approximately 3.6% of total revenues.

Total Solutions

We design and install total fire protection systems for our clients. A fire protection system consists of three major components: fire detectors, fire alarm control and network supervisory systems, and fire extinguishing systems. In most cases, we design and install all three components. The price of systems varies with the size and complexity of the installation, ranging from $10,000 to $92 million. In 2009, we designed and installed more than 181 systems. The design and installation of a system can take one month to three years, depending on the complexity of the system. Approximately 11% of the systems take less than one year to complete, while approximately 89% of the systems require more than one year. Revenues from total solutions typically can be broken down as follows: 50-65% of revenues from products manufactured by us; 25-40% of revenues from products manufactured by third parties; and 10% of revenues from services (the design and installation). The price of our own products incorporated into the total solution systems we design and install is similar to that sold directly to our customers. The markup for third party products is approximately 20-30%.

 We maintain long-term relationships with the majority of our customers. In 2009, the top-five projects for total solution systems that we implemented for our customers (based on its revenue recognized and the percentage contribution) were as follows:

Top-Five Customers of Our Total Solutions in 2009

Name	Industry	Amount of Revenues (in thousands)	Percentage of Total Solution Revenues
Capital Iron & Steel Group (Caofeidian Project)	Metallurgy	8,103	12.69%
Jinan Iron & Steel Group	Metallurgy	7,222	11.55%
MCC Capital Engineering & Research	Metallurgy	3,535	5.65%
Dongbei Special Steel Group	Metallurgy	2,974	4.76%
Datang Power (Tashan Project)	Power	2,811	4.50%
Total		24,645	39.42%

Products

Depending on the requirements of our clients, we provide integrated fire protection products. By selling products we manufacture and incorporating products outsourced from third parties we provide a complete system for our clients. Such revenues do not include the sale of our products in connection with our total solution business or the design and installation of fire protection systems. We manufacture the following products, which can be divided into three categories according to their functions:

Fire Detectors. The products include:

   - Linear Heat Fire Detectors
   - Multi-Frequency Infrared Flame Detectors
   - Long Range Infrared Combustible Gas Detectors
   - Fixed Point Combustible Gas Detectors
   - Point Fire Detectors

Fire Alarm Control and Network Supervisory Systems. The products include:

   - Fire Alarm Control Unit
   - Fire Control Room Display System
   - Fire Safety Monitoring Center System
   - Remote Customer Service System

Fire Extinguishing Systems. The products include:

   - Water Mist Fire-Extinguishing System
   - Anti-False-Spray Water Spray Fire-Extinguishing System
   - Gas-Based Fire-Extinguishing System
   - Foam-Based Fire-Extinguishing System
   - Portable and Transportable Fire Extinguishers
   - High-Pressure Cylinders

We focus on the production and sales of our proprietary products, which are associated with our technologies and intellectual properties. The sales of our proprietary products, which include our liner heat detectors and water mist fire-extinguishing systems, contribute a higher gross margin than the products outsourced from the third parties.

In 2009, we developed new products, including fixed point combustible gas detectors, foam-based fire extinguishing systems and anti-explosive cylinders. We believe that the development of these new products will enhance our product offerings and strengthen our competitive position.

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

The tables below list our top-five Products Sales customers as of December 31, 2009. The amounts and percentages do not include the sales of our products as part of total solutions:

Top-Five Customers of Our Product Sales in 2009

Name	Industry	Sales in (in thousands)	Percentage of Total Product Sales
Datang Power (Guangdong)	Power	1,021	6.56%
Datang Power (Jiangsu)	Power	902	5.80%
Wuxi Tianyou Special Detection Technology Co., Ltd.	Other	820	5.27%
China Power Investment Group (Shanghai)	Power	724	4.66%
Tianjin Tianchuan Municipal Enginneering Co., Ltd.	Other	696	4.47%
Total		4,163	26.76%

Our Intellectual Property

We develop our own technologies for our products and services. We own 119 patents and have 24 pending applications in China and internationally. These patents are related to fire detecting, system control, and fire extinguishing technologies as listed in the table below.

Our Intellectual Properties
Product	Patents Issued	Patents Pending
Linear Heat Fire Detectors	45	11
Infrared Flame Detectors	2	0
Water Mist Nozzles	6	0
Remote System Control Device	3	0
Fire Alarm Control Device	11	3
Foamed-Based Fire Extinguishing Device	4	1
Others	48	9
Total	119	24

We own seven copyrights for software used for detecting assembly and control modules. We have developed proprietary software to provide localized and network-based fire detection and monitoring solutions. We believe that we are the first company in China to provide customers with remote system monitoring services based on our network-based solutions. From our centralized monitoring center, we can detect any status change (major alarm, critical alarm, fire alarm, etc.) in the major components of each system, upload information, and take appropriate actions if needed. We have been granted copyrights for such software by China’s State Bureau of Copyrights.

We have thirteen registered trademarks for our products and services approved by the State Administration for Industry and Commerce of China,.  In addition, we currently own three internet domain names “www.sureland.com.cn”, “www.sureland.com.” and “www.chinafiresecurity.com”.

Our Research and Development Efforts

We currently have approximately 33 members on our research and development team. Most of our R&D staff have been working in the field of fire safety products for over five years. Research and development costs were $1,631,435 and $2,102,976 during the years ended December 31, 2009 and 2008, respectively.

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

To enhance our R&D capabilities, we completed the construction of a new R&D center in 2006, consisting of a 1,800 square meter building with new R&D equipment. The total spending for the construction and equipment was approximately $1 million. The center is devoted to our research and development efforts and to the development of integrated manufacturing practice and processes. The center is a base for training research and technical personnel and for developing additional proprietary technologies.

Our Marketing Efforts

Currently, we have established our position as the leading Chinese supplier of fire safety products and services in the iron and steel, power and petrochemical industries. We have installed 80% of the large systems in the iron and steel industry. Our business plan is to maintain our leadership and expand our market share in the iron and steel, power and petrochemical markets, while targeting several new market segments which we believe offer expansion opportunities, including transportation (highways, subways and railways) and nuclear power generation. We also have installed fire safety systems for the warehouses of distilleries and cigarette factories.

Our marketing efforts have made us one of the leading suppliers of fire safety products and services in China. All of our products and services are marketed and sold through our direct sales force. Under Chinese laws and regulations, a company which plans to install fire safety systems must apply to the relevant government agency for the approval of the project. Due to our relationship with these agencies, we are able to receive information about projects under consideration in advance and prepare for the bidding accordingly. Our sales force regularly visits the research and design institutes under those agencies to educate them with our products and to share with them our experiences in the design and deployment of fire protection systems for industrial facilities. These marketing efforts better position us for receiving contracts for fire safety systems when they design a new plant or facility. Almost all of our contracts are procured through an open bidding or invitation only bidding process.  Contracts secured without bidding usually provides us with higher margins.

Our linear heat detectors and water/mist extinguishers have received the UL certification. We have an OEM arrangement with Xi’an System Sensor Electronics Co., Ltd., a China subsidiary of Honeywell, for OEM manufacturing of linear heat detectors for Honeywell. We have signed an additional two OEM manufacturing agreements with another two multinational companies under confidential terms.

We are actively expanding our marketing network into other parts of China. We have established sales offices and liaison offices in more than 20 locations. Mainly through internal growth, we project an increase in the number of sales and liaison offices.  In April 2009, we entered into an agreement with Jinan Iron & Steel, China’s eighth-largest steel producer and a leading exporter of medium and thick steel plates, to serve as the turn-key fire protection solution provider and to implement Jinan Iron & Steel’s automated fire protection system.

Our sales team has approximately 100 members. To expand distribution channels and increase our market share, we regularly attend industrial exhibitions organized by local and national industrial associations. We run advertisements in major industry journals, magazines and catalogues. We also run advertisements on industry websites including www.china-fire.com and www.fire.hc360.com .

Material and Parts Supply

We manufacture products that provide higher margins and subcontract products with comparatively lower margins. Given the importance to our business of key materials and parts, the purchasing and management of these important functions are top priorities. We carefully manage our purchasing efforts and have established company policies involving materials and parts procurement. The cost of materials for our own products is approximately 80-90% of the total production cost.

Supplier Management System

We have adopted measures to reduce risks in materials and parts supply, including 1) obtaining better services and higher quality, 2) diversifying suppliers and supply sources, and 3) seeking long-term contracts with suppliers.

Purchasing Procedures

Our production department collaborates with our quality and procurement department to produce a list of qualified suppliers that is based on quality, price, technical competency and capacity. Purchasing transactions are sometimes conducted in accordance with procedure for bidding invitations. Potential suppliers are evaluated on their proposed terms, technical specifications, price, payment terms and timing for delivery. After validation of the various suppliers’ service stable supply capabilities, we acquire the needed materials and parts from the supplier offering the best terms. Our procurement department establishes an oversight process by appointing individuals to conduct periodic market research of key price points. There is a standard procedure for conducting said bidding process and accepting the bids to insure that all of the purchasing procedures are being strictly followed. We enter into long-term contracts with certain suppliers to lock in prices and send purchase orders for each delivery when necessary.

Major Suppliers

The tables below list our top five suppliers as of December 31, 2009

Major Suppliers of Materials and Parts for Our Own Products

Item	Suppliers	Amount Purchased in 2009 (in thousands)	Percentage of Total Purchase
Cabinet	Hebei Qingxian Fangzheng Cabinet Co., Ltd.	108	7.75%
Cabinet	Qingxian Zhiyingda Electricity Applicants Co., Ltd.	103	7.37%
Cable Materials	Nanjing Xianbang Technology Co., Ltd.	93	6.64%
Electron Component	Beijing Tianlike Commercial Co., Ltd.	86	6.17%
Electron Component	Beijing Huatai Chuangxin Technology Co., Ltd.	62	4.4%
Total		452	32.33%

Major Suppliers for Third Party Products of Our Fire Safety Systems

Item	Suppliers	Amount Purchased in 2009 (in thousands)	Percentage of Total Purchase
Devulge valve, nozzle, gas fire extinguisher	Tianjin Tianxiao Safety Equipment Co., Ltd.	1,246	8.8%
Monitor, detector	Honeywell ( Shanghai )	720	5.1%
Electrical applicants and environment monitoring system	Dinglian High Technology Co., Ltd. (Beijing )	677	4.8%
Galvanized seamless steel pipe	Cangzhou Junda Steel Pipe Co., Ltd.	590	4.2%
Fire-refractory coating	Wuxi Hongyuan Fire Protection Material Co., Ltd.	465	3.3%
Total		3,698	26.2%

Our Competition

The fire safety market in China is intensely competitive and includes thousands of companies. We compete primarily in providing total fire safety solutions including engineering and installations to end customers. We also compete in the market for providing fire safety products.

The market for the design and installation of fire safety systems includes numerous small and mostly regional competitors.  Consequently, we believe that our leading position in the industry has enabled us to win a high percentage of our bids (e.g., around 60-70% of bids in the iron and steel industry). We compete on design, technology, track record, price, quality of products, expertise and ability to complete the job in time. We believe that the fact that we use our own products also adds to our competitive positioning.  While these factors play a less significant role in bidding for smaller jobs, we have twice been recognized as the industry leader by the China Association of Fire Prevention based on numerous significant factors including total revenue and profit. Foreign competitors normally do not engage in system integration due to their disadvantage in labor costs and the requirement of Chinese certificates.

We compete with both foreign competitors and local manufacturers for our products. Foreign-made products have historically had an advantage over Chinese-made products because of superior technology and quality. We believe that the demand for foreign products has begun to decline because of improvements in Chinese technology and as the technology and quality gaps narrow, the price advantage that Chinese-made products typically have has increased demand for Chinese-made products. We have developed numerous patented products with technological superiority over our competitors. Our China-based competitors tend to focus on low-end and technologically less sophisticated products that have lower quality and are not suitable for large projects. Most of the China-based companies have lower operating expenses and often compete with lower pricing.

Although we are currently successful in providing total fire safety solutions to our customers, there is no assurance that we will continue to be able to do so in the future. We have been successful in the iron and steel, power and petrochemical industries, but as we move into new industrial sectors, our lack of proprietary products that may be required by those industries may limit our market acceptance.

Our Employees

As of December 31, 2009, we employed 425 full-time employees. Approximately 20% of our employees are management personnel, 8% are R&D staff members and 18% are sales staff members. Approximately 81% of our employees have college degrees or higher.

Under Chinese law, our employees have formed labor unions which serve to protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

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

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to this arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurances. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurance for all of our employees. In the event that any current employee, or former employee, files a complaint with the Chinese government, we may be required to purchase insurance for said employee, and we may be subject to administrative fines. We believe that such fines, if imposed, are immaterial.

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

Our products and services have relied on a few industries. We may not be able to increase the market for our products and services in other industries. Presently, our products and services are mainly sold to the iron and steel, traditional power generation, petrochemical and nuclear power industries. Our products and services, therefore, depend heavily on a limited number of industries. Our growth potential may be limited if we cannot expand the market for our products and services. Although we have increased our research and development to expand the range of application of our products and services, there is no assurance that we will succeed in our effort.

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

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any increased demand for our products and services and possibly hurting our operating results. Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products and services products. Our planned growth includes the increase of our line of products and expansion of sales in our existing markets as well as entry into new markets over the next few years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

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

Our business depends on our ability to protect our intellectual property effectively. If any of our patents are not protected, or any of our trade secrets are divulged, we may lose our competitive edge. The success of our business depends in substantial measure on the legal protection of the patents and other proprietary rights in the technology we hold. We hold issued patents and pending patent applications in China related to technologies important to our business. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how in China where, in comparison to the Untied States, the laws may be difficult to enforce to fully protect our proprietary rights. The validity and breadth of claims in patents and trade secrets involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications or trade secrets may not exclude competitors or may not provide a competitive advantage to us. In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot ensure that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to products and manufacturing processes. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provided to us would be negated. Some of our products are based on formulas. The formulas are maintained as trade secrets and are revealed only to a small number of technical and management personnel. The trade secrets provide us with a competitive edge in the linear heat technology and to the best of our knowledge, no other manufacturers have successfully developed such technology. If any of the trade secrets are divulged, we could lose our competitive edge in the linear heat technology and others.

We receive a significant portion of our revenues from a small number of customers. Our business will be harmed if our customers reduce their orders from us or if significant orders are not completed successfully. A significant amount of our revenues are derived from only a small number of customers mainly in the iron and steel, traditional power, petrochemical and nuclear power industries. No customer individually accounted for more than 20% of our revenues for the fiscal year ended December 31, 2009. In aggregate, our five largest customers in our total solutions and products businesses accounted for approximately 39% and 27%,  respectively, of our revenues from these segments in fiscal 2009. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. If we lose any customers and are unable to replace them with other customers that purchase a similar amount of our products and services, our revenues and net income would decline considerably.

In February 2010, we entered into an agreement with Wuhan Iron and Steel (Group) Corporation ("WISCO"), pursuant to which we have agreed to complete the retrofitting total solution project of the fire protection facilities for WISCO’s thirty-two plants located in Qingshan, Hubei Province, by the end of 2011 for approximately $92 million.  We believe that this total solution project for WISCO will account for a significant portion of our total revenue in the near future.  Any unexpected disruption or slowdown in the execution of the obligations of this agreement could result in a material adverse affect on our business, financial condition and results of operations and cause us to fall short of our financial guidance in the future.

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

Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management. Our future success is heavily dependent upon the continued service of our key executives, particularly Mr. Gangjin Li, our Chief Executive Officer, Mr. Brian Lin, our Chief Financial Officer, Mr. Weishe Zhang, our Vice President of Strategic Planning, Mr. Robert Yuan, our Principal Accounting Officer and Mr. Weigang Li, our Vice President of Sales. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement with us. We also rely on a number of key technology staff for the operation of our Company. Given the competitive nature of our industry, the risk of key technology staff leaving our Company is high and could disrupt our operations.

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

We may not be able to achieve and maintain an effective system of internal control over financial reporting, a failure which may prevent us from accurately reporting our financial results or detecting and preventing fraud. We are subject to reporting obligations under the U.S. securities law. Beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may still decline to attest to the effectiveness or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

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

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited. Our operating subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States. We conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed upon under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely within the United States.

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

We have limited insurance coverage and may incur losses due to business interruptions resulting from natural and man-made disasters, and our insurance may not be adequate to cover liabilities resulting from accidents or injuries that may occur. The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited commercial insurance products. We carry auto insurance on our vehicles. We do not carry any product liability insurance or property insurance on our office buildings, our industrial sites or other property. We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property. We have determined that balancing the risks of disruption or liability from our business, or the loss or damage to our property, including our facilities and equipment, the cost of insuring for these risks on the one hand, and the difficulties associated with acquiring such insurance on commercially reasonable terms on the other hand, makes it impractical for us to have such insurance.

Should any natural catastrophes such as earthquakes, floods, or any acts of terrorism occur in city of Beijing, PRC, where our primary operations are located and most of our employees are based, or elsewhere, we might suffer not only significant property damage, but also loss of revenues due to interruptions in our business operations. The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. The majority of our revenues will be settled in Renminbi and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Cessation of the income tax reduction and exemption for our subsidiaries may have an adverse impact on our net profits. From January 1, 2008, under new Chinese income tax law, a company would ordinarily be subject to the PRC income tax rates of 25%. However, the law also provides tax exemption or reduction for high-tech businesses and foreign invested enterprises (“FIE”). As a result, some of our subsidiaries are currently enjoying a tax reduction of and/or exemption from state and local income tax. For details, please see the income taxes section of “Management Discussion and Analysis.” If the Chinese government decides to change the tax law, our revenues and profit could suffer.

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

Foreign investment policy changes may adversely affect our income and results of operations. On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets unified income tax rates for domestic and foreign companies at 25 percent and abolishes the favorable policy for foreign invested enterprises. After January 1, 2008, newly established foreign invested enterprises will not enjoy favorable tax treatment permitted under prior tax laws. Some of our subsidiaries are benefiting from the preferred tax rates for foreign companies and will follow the new tax rate when their respective term of preferred tax rates expires. Our net income margin will be affected at that time.

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

Certain stockholders can exert control over the Company and may not make decisions that further the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) together will own an aggregate of approximately 61% of our outstanding Common Stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

We currently own approximately 23,573 square meters of land in Beijing, consisting of manufacturing facilities, employee quarters, warehouses, and office buildings. We also own approximately 945 square meters of office space in downtown Beijing, which serves as our headquarters.

Item 3. Legal Proceedings

In 2008, we filed five lawsuits against four different companies for the infringement of our intellectual properties in linear heat detectors. By March 10, 2010, three of these five lawsuits had been settled in our favor and the other two cases are still pending. We expect the two pending cases filed in 2008 will be settled in our favor in the future. In 2008, we were counter-sued by three of the companies we filed suits against for the invalidation of our intellectual properties in linear heat detectors and all three cases were settled in our favor.

In 2009, we filed four lawsuits against four different companies for the infringement of our intellectual properties in linear heat detectors and these four cases are still pending. We expect these four pending cases will be settled in our favor. In 2009, we were counter-sued by one of the companies we filed suit against in two cases for the invalidation of our intellectual properties in linear heat detectors. As of March 10, 2010, these two cases are pending. We expect these two pending cases to be settled in our favor.

Although we cannot predict with certainty the result of the litigation matters, we believe that the outcomes of the above described matters will not have a material adverse effect on our business or results of operations.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters, And Issuer Purchases Of Equity Securities

Market Price Information

Our common stock has been quoted on The NASDAQ Capital Market under the symbol “CFSG” since July 16, 2007. The following table provides the high and low sales prices for our common stock as reported for the periods indicated.

Year ending December 31, 2010	High	Low
First Quarter (up to March 15)	$16.49	$10.64

Year ending December 31, 2009	High	Low
First Quarter	$8.73		$6.11
Second Quarter	$14.87		$7.69
Third Quarter	$21.72		$10.33
Fourth Quarter	$19.60	e	12.14

Year ending December 31, 2008	High	Low
First Quarter	$13.00	$3.55
Second Quarter	$13.00	$6.85
Third Quarter	$12.75	$7.28
Fourth Quarter	$10.63	$5.70

On March 15, 2010, the last reported sale price of our common stock on The NASDAQ Capital Market was $15.48 per share.

Shareholders

As of March 15, 2010, we had outstanding 27,595,541 shares of common stock, held by approximately 1,500 stockholders of record and beneficially.

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

CONSOLIDATED STATEMENTS OF INCOME	Years Ended December 31
	2009	2008	2007	2006	2005
Revenues	$81,181,198	$69,079,119	$46,753,837	$32,455,036	$21,178,476
Cost of revenues	34,127,922	29,581,246	21,090,854	16,226,307	8,642,234
Gross profits	47,053,276	39,497,873	25,662,983	16,228,729	12,536,242
Operating expenses	19,468,840	15,931,124	10,776,553	8,250,285	5,495,578
Income from operations	27,584,436	23,566,749	14,886,430	7,978,444	7,040,664
Other income (expenses)	940,704	1,184,526	1,920,287	(926,597)	577,673
Income before provision for income taxes and noncontrolling interest	28,525,140	24,751,275	16,806,717	7,051,847	7,618,337
Provision for income taxes	4,165,548	47,423	5,081	82,206	202,920
Less: Net income (loss) attributable to noncontrolling interest	(55,244)	-	-	-	143,283
Net income attributable to controlling interest	24,414,836	24,703,852	16,801,636	6,969,641	7,272,134
Comprehensive income	$24,433,929	$28,440,879	$19,304,231	$7,551,573	$7,755,724
Weighted average number of shares	27,590,523	27,568,214	26,873,742	24,340,196	24,000,000
Earnings per share	$0.88	$0.90	$0.63	$0.29	$0.30
Weighted average number of shares Diluted	28,311,955	28,210,620	27,721,171	24,539,414	24,000,000
Earnings per share Diluted	$0.86	$0.88	$0.61	$0.28	$0.30

CONSOLIDATED BALANCE SHEETS	Years Ended December 31
	2009	2008	2007	2006	2005
Cash and cash equivalents	$34,976,880	$26,655,333	$17,110,449	$9,426,091	$2,357,399
Accounts receivables – current, net of allowance	30,989,569	25,826,343	16,525,161	13,211,721	7,687,260
Receivables from related party	551,792	466,223	-	-	-
Inventories	5,360,520	6,538,938	4,048,283	4,190,830	2,410,020
Total current assets	121,046,728	91,449,840	62,190,368	43,295,272	24,630,283
Plant and equipment, net	8,617,521	8,445,254	6,568,250	3,529,808	3,615,374
Total assets	138,366,191	105,408,918	71,646,427	48,308,828	28,844,363
Total current liabilities	33,966,635	26,719,771	21,438,311	20,649,342	28,766,633
Total shareholder's equity	$104,366,814	$78,689,147	$50,208,116	$24,978,675	$-

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

Overview

We are engaged in the design, development, manufacturing and sale of fire protection products and services for large industrial consumers in China and international markets. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is the first company in China to utilize high technology for fire protection and safety of its clients in the iron and steel companies, power plants, petrochemical plants, as well as, special purpose construction in China.

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

Sureland markets its industrial fire safety products and systems primarily to major companies in the iron and steel, power and petrochemical industries in China and international market. It has also completed projects for highway and railway tunnels, wine distilleries, tobacco warehouses and a nuclear reactor. It is developing its business in the transportation, marine transport, nuclear energy, and public space markets. Its products can be readily adapted for use on marine transportation and in exhibition halls and theatres. It plans to expand its marketing efforts to secure business in these industries.

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

As of December 31, 2009, Sureland operated more than 20 sales and liaison offices in China.

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

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method. Inventories consist of raw materials, work in progress, finished goods and consumables. Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and project contracts. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

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

Recently issued accounting pronouncements

In January 2009, ASC 325-40, “Amendments to the Impairment Guidance of ASC 325-40,“Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. ASC 325-40 changes the impairment model included within ASC 325-40 to be more consistent with the impairment model of ASC-320. ASC 325-40 achieves this by amending the impairment model in ASC 325-40 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether other-than-temporary impairment has occurred. The adoption of ASC 325-40 did not have a material impact on our consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” ASC 820-10 amends ASC820 and provides additional guidance for estimating fair value in accordance with ASC820 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This accounting standard shall be applied prospectively with retrospective application not permitted. The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 320-10 and ASC 958-302. ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities,” ASC 958-302, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and, ASC 325-40 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This ASC provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of ASC 320-10 and ASC 958-302 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 825-10 and ASC 270-10-05. This ASC amends ASC 825-10, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this ASC, fair values for these assets and liabilities were only disclosed annually. This ASC applies to all financial instruments within the scope of ASC 825-10 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  The adoption of ASC 825-10 and ASC 270-10-05 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. ASC 860, Accounting for Transfers of Financial Assets — an amendment of ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009.  We have not completed the assessment of the impact ASC 860 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. ASC 810-10, Amendments to FASB Interpretation No. 46(R), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810-10 is effective for fiscal years beginning after November 15, 2009. We have not completed the assessment of the impact ASC 810-10 will have on our financial condition, results of operations or cash flows.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008:

	For the Year Ended December 31,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	62,514,475	77.0%	57,101,984	82.7%	5,412,491	9.5%
Products	15,718,815	19.4%	9,673,922	14.0%	6,044,893	62.5%
Maintenance Services	2,947,908	3.6%	2,303,213	3.3%	644,695	28.0%
Total Revenue	81,181,198	100.0%	69,079,119	100.0%	12,102,079	17.5%

Total revenues were approximately $81.2 million for the year ended December 31, 2009 as compared to approximately $69.1 million for the year ended December 31, 2008, an increase of approximately $12.1 million or 17.5 percent. This increase was primarily due to the increase in our revenues from our product sales and maintenance services during the period. The Company recognized revenues from 445 total solution, product sales and maintenance contracts for the year ended December 31, 2009 as compared to 319 contracts for the year ended December 31, 2008.

Revenues from our total solution system contracting projects increased by 9.5 percent to $62.5 million derived from 181 contracts for the year ended December 31, 2009, compared to $57.1 million derived from 161 contracts for the year ended December 31, 2008. This increase in the revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed and the successful execution of large-size projects such as the Caofeidian Project of Capital Iron and Steel Group during the fiscal year. Revenues from our product sales were $15.7 million with 136 contracts executed for the year ended December 31, 2009, compared to $9.7 million with 115 contracts executed for the year ended December 31, 2008. The increase in the revenues from product sales was mainly due to the increase in value of product sales contracts executed in power generation industry. The revenues from maintenance service increased by 28.0 percent to $2.9 million derived from 128 contracts for the year ended December 31, 2009, compared to $2.3 million derived from 43 contracts for the year ended December 31, 2008. The increase in revenues from maintenance service was mainly attributable to the increase in the number of maintenance service contracts that we executed as the result of the expansion of our customer base during the period.

In particular, our three largest clients were Capital Iron and Steel Group, Jiannan Iron and Steel Group and Capital Engineering & Research Inc., which collectively contributed approximately $18.9 million of revenues, representing 23.2 percent of total revenues for the year ended December 31, 2009.

	For the Year Ended December 31,
	2009		2008		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	26,769,508	42.8%	25,805,086	45.2%	964,422	3.7%
Products	5,589,310	35.6%	2,558,844	26.5%	3,030,466	118.4%
Maintenance Services	1,769,104	60.0%	1,217,316	52.9%	551,788	45.3%
Total Cost of Revenues	34,127,922	42.1%	29,581,246	42.8%	4,546,676	15.4%

Gross Profit
System contracting projects	35,744,967	57.2%	31,296,898	54.8%	4,448,069	14.2%
Products	10,129,505	64.4%	7,115,078	73.5%	3,014,427	42.4%
Maintenance Services	1,178,804	40.0%	1,085,897	47.1%	92,907	8.6%
Total Gross Profit	47,053,276	58.0%	39,497,873	57.2%	7,555,403	19.1%

Cost of revenues for the year ended December 31, 2009 was approximately $34.1 million, as compared to $29.6 million for the year ended December 31, 2008, representing an increase of approximately $4.5 million or 15.4%. The increase in our cost of revenues was mainly driven by the increase in our revenue as well as the increase in our subcontractor cost while we executed our total solution and maintenance contracts during the period. Gross profit for the year ended December 31, 2009 was approximately $47.1 million, as compared to $39.5 million for the year ended December 31, 2008, an increase of approximately $7.6 million or 18.7 percent. Gross margin for the year ended December 31, 2009 was 58.0 percent, which is slightly higher than the gross margin of 57.2 percent for the year ended December 31, 2008. The increase in our gross margin was mainly due to the increase in the gross margin of our system contracting projects, offset by a decrease in the gross margin of our product sales and maintenance services during the period.

Gross margin of our system contracting was 57.2 percent for the year ended December 31, 2009, compared to 54.8 percent for the year ended December 31, 2008. This increase in the gross margin of system contracting projects was due to the successful execution of total solution contacts in the iron and steel industry that contributed higher gross margins during the fiscal year. Total solution projects from the iron and steel industry contributed higher gross margins than the projects from other industries due to a higher percentage of our self-manufactured proprietary products being utilized in the iron and steel projects, partially offset by the increase in our subcontractor cost. The gross margin of product sales was 64.4 percent for the year ended December 31, 2009, compared to 73.5 percent for the year ended December 31, 2008. The decrease in the gross margin of product sales was mainly attributable to a lower percentage of self-manufactured proprietary products sold through our product sales contracts during the period, contributing to lower gross margin.  Gross margin of our maintenance services was 40.0 percent for the year ended December 31, 2009, compared to 47.1 percent for the year ended December 31, 2008.  This decrease in the gross margin of our maintenance services was primarily due to the increase in our labor cost while we executed the maintenance contracts during the period.

	For the Year Ended December 31,
	2009		2008		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	8,908,697	11.0%	6,434,887	9.3%	2,473,810	38.4%
General Administrative	8,154,801	10.0%	6,680,992	9.7%	1,473,809	22.1%
Depreciation and Amortization	773,907	1.0%	712,269	1.0%	61,638	8.7%
R&D	1,631,435	2.0%	2,102,976	3.0%	(471,541)	-22.4%
Total Operating Expenses	19,468,840	24.0%	15,931,124	23.1%	3,537,716	22.2%
Income From Operations	27,584,436	34.0%	23,566,749	34.1%	4,017,687	17.0%

Operating expenses were approximately $19.5 million for the year ended December 31, 2009 as compared to approximately $15.9 million for the year ended December 31, 2008, an increase of approximately $3.5 million or 22.2 percent. The increase in operating expenses was mainly due to the increase in our selling and general administrative expense, offset by the decrease in R&D expenditure during the fiscal year.

Selling expenses were approximately $8.9 million for the year ended December 31, 2009 as compared to approximately $6.4 million for the year ended December 31, 2008, an increase of approximately $2.5 million or 38.4 percent. The significant increase in our selling expenses was mainly attributable to the increase in our marketing activities and our efforts to expand our business into new markets including the retrofitting market in the iron and steel industry. General administrative expenses were approximately $8.2 million for the year ended December 31, 2009, as compared to approximately $6.7 million for the year ended December 31, 2008, an increase of approximately $1.5 million or 22.1 percent. The increase in general administrative expenses was mainly attributable to the increase in employees’ salary and compensation and the increase in bad debt expenses during the period. Depreciation and amortization expenses were approximately $0.8 million for the year ended December 31, 2009 as compared to approximately $0.7 million for the year ended December 31, 2008, an increase of $61,638 or 8.7 percent. The slight increase in depreciation and amortization expenses was mainly due to the increase in our plant and equipment related to business operations. R&D expenses were approximately $1.6 million for the year ended December 31, 2009 as compared to approximately $2.1 million for the year ended December 31, 2008, a decrease of approximately $0.5 million or 22.4 percent. The decrease in our R&D expenses was mainly attributable to the variance in expenditures required in different product development cycles.

Operating income was approximately $27.6 million for the year ended December 31, 2009 as compared to approximately $23.6 million for the year ended December 31, 2008, an increase of approximately $4.0 million or 17.0 percent. The increase in our operating income was mainly attributable to the increase in our revenues and higher gross margins during this period.

Total other income was approximately $0.9 million for the year ended December 31, 2009 as compared to approximately $1.2 million for the year ended December 31, 2008, a decrease of $0.3 million or 20.6 percent.

Income before income tax was approximately $28.5 million for the year ended December 31, 2009 as compared to approximately $24.8 million for the year ended December 31, 2008, an increase of $3.8 million or 15.2 percent. The reason for this increase in income before income tax was mainly due to the increase in revenues offset by the decrease in operating margin during the period. Provision for income tax was approximately $4.2 million for the year ended December 31, 2009 with an effective tax rate of approximately 14.6 percent, as compared to $47,423 provision for income tax for the year ended 31, December 2008, an increase of $4.2 million. The significant increase in our provision for income tax was mainly due to the fact that Sureland Industrial, our major operating subsidiary, began to pay income tax at a rate of 12.5 percent with 50% tax exemption, after the expiration of its 100% tax exemption period in 2008.

Our net income was approximately $24.4 million for the year ended December 31, 2009 as compared to approximately $24.7 million net income for the year ended December 31, 2008, a decrease of $0.3 million or 1.2 percent. The reason for this slight decrease in net income was mainly due to the significant increase in the provision of income tax, offset by the increase in income before income tax during the period.

Currency translation adjustments resulting from RMB appreciation process amounted to $19,093 and $3,737,027 for the years ended December 31, 2009 and 2008, respectively.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $24.4 million for the year ended December 31, 2009 as compared to approximately $28.4 million comprehensive income for the year ended December 31, 2008, a decrease of $4.0 million or 14.1 percent.

Comparison of the Years Ended December 31, 2008 and 2007:

	For the Year Ended December 31,
	2008		2007		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	57,101,984	82.7%	34,581,376	74.0%	22,520,608	65.1%
Products	9,673,922	14.0%	10,592,683	22.7%	(918,761)	-8.7%
Maintenance Services	2,303,213	3.3%	1,579,778	3.4%	723,435	45.8%
Total Revenue	69,079,119	100.0%	46,753,837	100.0%	22,325,282	47.8%

Total revenues were approximately $69.1 million for the year ended December 31, 2008 as compared to approximately $46.8 million for the year ended December 31, 2007, an increase of approximately $22.3 million or 47.8 percent. This increase was primarily due to the increase in our revenues from our total solution system contracting projects and maintenance services, offset by the decrease in revenues from product sales during the period. The Company recognized revenues from 319 total solution, product sales and maintenance contracts for the year ended December 31, 2008 as compared to 277 contracts for the year ended December 31, 2007.

Revenues from our total solution system contracting projects increased by 65.1 percent to $57.1 million derived from 161 contracts for the year ended December 31, 2008, compared to $34.6 million derived from 127 contracts for the year ended December 31, 2007. This increase in the revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed and the successful execution of large-size projects like the Canfeidian Project of Capital Iron and Steel Group during the period. Revenues from our product sales were $9.7 million with 115 contracts executed for the year ended December 31, 2008, compared to $10.6 million with 111 contracts executed for the year ended December 31, 2007. The decrease in the revenues from product sales was mainly due to the decrease in the average contract value of product sales contracts. The revenues from maintenance service increased by 45.8 percent to $2.3 million derived from 43 contracts for the year ended December 31, 2008, compared to $1.6 million derived from 39 contracts for the year ended December 31, 2007. The increase in revenues from maintenance service was mainly attributable to the increase in the number of maintenance service contracts that we executed as the result of the expansion of our customer base during the period.

In particular, the three largest customers were Capital Iron and Steel Group, Anshan Iron and Steel Group and Datang Tashan Power Plant, which collectively contributed approximately $23.2 million of revenues, representing 40.6 percent of total revenues for the year ended December 31, 2008.

	For the Year Ended December 31,
	2008		2007		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	25,805,086	45.2%	16,158,844	46.7%	9,646,242	59.7%
Products	2,558,844	26.5%	4,329,067	40.9%	(1,770,223)	-40.9%
Maintenance Services	1,217,316	52.9%	602,943	38.2%	614,373	101.9%
Total Cost of Revenues	29,581,246	42.8%	21,090,854	45.1%	8,490,392	40.3%

Gross Profit
System contracting projects	31,296,898	54.8%	18,422,532	53.3%	12,874,366	69.9%
Products	7,115,078	73.5%	6,263,616	59.1%	851,462	13.6%
Maintenance Services	1,085,897	47.1%	976,835	61.8%	109,062	11.2%
Total Gross Profit	39,497,873	57.2%	25,662,983	54.9%	13,834,890	53.9%

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

Total other income was approximately $1.2 million for the year ended December 31, 2008 as compared to approximately $1.9 million for the year ended December 31, 2007, a decrease of $0.7 million or 38.3 percent. If excluding the one-time gain of $1.2 million for the change in fair value of derivatives in the year 2007, our total other income actually increased by $0.5 million. This increase was mainly attributable to the increase in the VAT refund to Beijing Hua An and the increase in our interest income, offset by our one-time donation of 500,000 RMB ($72,150) in charitable aid for Wenchuan’s “5.19” earthquake.

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

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of $87.1 million, including cash and cash equivalents of $35.0 million. The following table sets forth a summary of our cash flow for the periods indicated:

Statements of Cash Flow

	Year Ended December 31
	2009	2008	2007

Net cash provided by operating activities	$5,467,756	$13,361,704	$9,773, 114
Net cash provided by (used in) investing activities	948,283	(1,945,199)	(3,929,978)
Net cash provided by (used in) financing activities	1,897,613	(3,097,855)	1,051,952
Effect of foreign currency translation on cash and cash equivalents	7,895	1,226,234	789,270
Net cash flow	$8,321,547	$9,544,884	7,684,358

Operating Activities

Comparison of the Years Ended December 31, 2009 and 2008

Net cash provided by operating activities was approximately $5.5 million for the year ended December 31, 2009 as compared to approximately $13.4 million net cash provided by operating activities for the same period in 2008. The decrease in net cash provided by operating activities was mainly due to the slower cash payments collected from our customers during the global financial crisis experienced in 2009. Net cash provided by operating activities in the year ended December 31, 2009 was mainly due to net income of $24.4 million, a $6.7 million increase in accrued liabilities and a $6.9 million increase in taxes payable, offset by a $9.9 million increase in accounts receivable, a $18.7 million increase in costs and estimated earnings in excess of billing, a $3.9 million decrease in customer deposits and a $2.8 million decrease in billings in excess of costs and estimated earnings. The increase in accrued liabilities, accounts receivable and cost and estimated earnings in excess of billing was mainly attributable to the growth of our business during the fiscal year.

The increase of $18.7 million in costs and estimated earnings in excess of billings in 2009 was mainly due to the increase in aggregate value of projects where we have recognized revenues more than we have billed our customers for these projects, while the decrease in billings in excess of costs and estimated earnings was mainly due to the decrease in aggregate value of projects where we have billed our customers less than we have recognized revenues for these projects.

Comparison of the Years Ended December 31, 2008 and 2007

Net cash provided by operating activities was approximately $13.4 million for the year ended December 31, 2008 as compared to approximately $9.8 million net cash provided by operating activities for the year ended December 31, 2007. Net cash provided by operating activities in the year ended December 31, 2008 was mainly due to net income of $24.7 million and a $1.7 million increase in accrued liabilities, offset by a $10.6 million increase in accounts receivable, a $2.2 million increase in inventories, a $3.8 million increase in costs and estimated earnings in excess of billing. The increase in accrued liabilities, accounts receivable, inventories and cost and estimated earnings in excess of billing was mainly attributable to the growth of our business during the fiscal year.

The increase of $3.8 million in costs and estimated earnings in excess of billings in 2008 was mainly due to the increase in aggregate value of projects where we have recognized revenues more than we have billed the customers for these projects, while the decrease in billings in excess of costs and estimated earnings was mainly due to the decrease in aggregate value of projects where we have billed our customers less than we have recognized revenues for these projects.

Investing Activities

Comparison of the Years Ended December 31, 2009 and 2008

Net cash provided by investing activities in the year ended December 31, 2009 was $0.9 million as compared to net cash used in investing activities of $1.9 million in the year ended December 31, 2008. The cash provided by investing activities in the year ended December 31, 2009 was mainly attributable to proceeds that we received from the sales of our investments, offset by capital expenditure in the purchase of new equipments and the improvement of office and manufacturing facilities.

Net cash provided by investing activities in 2009 was mainly attributable to the proceed of $1.6 million received from the restructuring on Tianxiao Fire Safety Equipment Co. Ltd. and the proceed of $1.0 million received from the sales of our investment in King Galaxy Investments Ltd., offset by the capital expenditure of $1.3 million to purchase building and equipment in 2009.

Comparison of the Years Ended December 31, 2008 and 2007

Net cash used in investing activities in the year ended December 31, 2008 was $1.9 million as compared to net cash used in investing activities of $3.9 million in the year ended December 31, 2007. The cash used in investing activities in the year ended December 31, 2008 was mainly attributable to capital expenditure in the purchase of new equipments and the improvement of office and manufacturing facilities.

Financing Activities

Comparison of the Years Ended December 31, 2009 and 2008

Net cash provided by financing activities in the year ended December 31, 2009 totaled $1.9 million as compared to $3.1 million used by financing activities in the year ended December 31, 2008. The cash provided by financing activities in the year ended December 31, 2009 was mainly attributable to the decrease in restricted cash during the period.

As a result of the total cash activities, net cash increased $8.3 million from December 31, 2008 to December 31, 2009.  We believe that our currently available working capital of $87.1 million including cash and cash equivalents of $35.0 million should be adequate to sustain our current operations and our anticipated expansion.

Comparison of the Years Ended December 31, 2008 and 2007

Net cash used in financing activities in the year ended December 31, 2008 totaled $3.1 million as compared to $1.1 million provided by financing activities in the year ended December 31, 2007. The cash used in financing activities in the year ended December 31, 2008 was mainly attributable to the increase in restricted cash during the period.

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

Contractual Obligations

We do not have contractual obligations as of December 31, 2009.

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

Foreign Currency Risk

Our business is primarily operated in the PRC, and its value is effectively denominated in Renminbi. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi, and so our exposure to foreign exchange risks to Renminbi should generally be limited. In 2009, we began to develop our business in India;  revenues and expenses of our operations there are denominated in India’s Rupee. However the revenue contribution from our operations in India is immaterial to our overall business, representing only 0.2 percent of total revenue in 2009. Thus, we believe that our exposure to foreign exchange risks to the Indian Rupee should generally be limited.

We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of the Renminbi against U.S. dollars will devaluate the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi again U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In China, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.

Item 8. Financial Statements And Supplementary Data

(a)	Financial statements required by Item 8 are set forth at the pages indicated in item 15(a) below.
(b)	Supplementary Data:

QUARTERLY DATA
(UNAUDITED)

	Years Ended December 31
2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	14,696,626	16,653,724	16,743,267	20,985,502	69,079,119
Gross profits	8,044,395	10,184,293	9,864,431	11,404,754	39,497,873
Net income	4,740,780	6,676,100	6,457,964	6,829,008	24,703,852
Earnings per share	$0.17	$0.24	$0.23	$0.26	$0.90
Earnings per share Diluted	$0.17	$0.24	$0.23	$0.24	$0.88

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	16,712,211	22,731,868	24,816,429	16,920,690	81,181,198
Gross profits	10,296,759	14,500,571	13,999,311	8,256,635	47,053,276
Net income	5,645,603	8,336,222	7,553,941	2,879,070	24,414,836
Earnings per share	$0.20	$0.30	$0.27	$0.11	$0.88
Earnings per share Diluted	$0.20	$0.29	$0.27	$0.10	$0.86

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls And Procedures

(a)    Management’s annual report on disclosure control and procedures.

As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

(b)          Management’s annual report on internal control over financial reporting.

As required by Exchange Act Rule 13a-15(c), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2009.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of December 31, 2009, our internal control over financial reporting was effective.  Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP), an independent registered public accounting firm, has audited the financial statements included in this annual report and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2009.

(c) Changes in Internal Controls over Financial Reporting

During the fourth fiscal quarter ended December 31, 2009, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

(d) Independent Registered Public Accounting Firm’s Attestation Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Fire & Security Group, Inc.

We have audited China Fire & Security Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Fire & Security Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, China Fire & Security Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and other comprehensive income, changes in equity, and cash flows of China Fire & Security Group, Inc. and subsidiaries, and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)
Brea, California
March 16, 2010

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

Name	Age	Position
Gangjin Li	48	Chairman of the Board and Chief Executive Officer
Brian Lin	45	Director and Chief Financial Officer
Weishe Zhang	45	Director and Vice President of Strategic Planning
Weigang Li	42	Genernal Manager of Sureland Industrial
Xiaoyuan Yuan	35	Principal Accounting Officer
Xianghua Li	65	Independent Director
Xuewen Xiao	41	Independent Director
Guoyou Zhang	58	Independent Director
Albert McLelland	51	Independent Director

Mr. Gangjin Li, Chief Executive Officer, Chairman of the Board, 48. Since December 2009, Mr. Li resumed his former role as our Chief Executive Officer.  Mr. Li has served as our Chairman of the Board since October 2006. Mr. Li is the founder of Sureland, and served as Chairman of the Board and the General Manager of Sureland Industrial from 1995 until January 2009. Mr. Li is an executive director of China Fire Protection Association (CFPA), and vice-chairman of “Electrical Fire Prevention Committee of CFPA”. Mr. Li holds a bachelor’s degree from Wuhan University of Science and Technology and a Master degree in management science from Beijing University.  We believe Mr. Li’s qualifications to serve on our board include his extensive knowledge of the Company as founder, Chairman, and CEO and his understanding and in-depth experience in dealing in the markets served.

Mr. Brian Lin, Chief Financial Officer, Director, 45. Since December 2009, Mr. Lin serves as our Chief Financial Officer. Mr. Lin has served as a director since October 2006 and served as our Chief Executive Officer from October 2006 to December 2009. Mr. Lin has over 17 years of management and technical experience both in the US and China. Mr. Lin is an early stage investor and co-founder of the Company and has been providing strategic guidance since its inception. Prior to joining the Company full time in January 2006, Mr. Lin served as CEO of Beijing Linkhead Technologies from 2001 to 2005. Mr. Lin received his Master’s Degree in Electrical Engineering from University of Toronto, Canada in 1989.  We believe Mr. Lin’s qualifications to serve on our board include his extensive knowledge of the Company as a long-term executive, which gives him detailed understanding of the complexities of our operations.

Mr. Weishe Zhang, Vice President, Director, 45. Since December 2009, Mr. Zhang has served as Vice President of strategic planning and management of marketing, technology and product development.  Mr. Zhang has served as a director since February 2009 and served as Chief Technology Officer from February 2009 to December 2009. From 2002 to February 2009, Mr. Zhang held various positions in the field of product research and development, including Director of System Integration, Director of Product Research and Development Center and Chief Engineer in Sureland Industrial (a wholly owned subsidiary of China Fire). With over 15 years of experience in the China fire protection industry, Mr. Zhang is the inventor of dozens of international and domestic product and technology patents.   Mr. Zhang received a Master’s Degree in Engineering from Beijing University of Aeronautics & Astronautics in 1989.  We believe Mr. Zhang’s qualifications to serve on our board include his extensive knowledge of the Company and his extensive knowledge and experience of the markets in which we conduct business.  Furthermore, Mr. Zhang is a professional in the technology that we utilize and provides technical support to the board, which support is particularly important when evaluating new ventures proposed to the board.

Mr. Weigang Li, Vice President of Sales of China Fire, General Manager of Sureland Industrial, 42. Mr. Li has served as our VP of Sales since February 2009. Mr. Li co-founded Sureland Industrial in 1995 and held various positions, including deputy director, director and deputy General Manager of Sales. Mr. Li has been influential in winning a number of large, notable contracts since the Company’s inception. Mr. Li has over 15 years of hands on experience in project sales and sales force management in the China fire protection industry. He is currently completing a business diploma in an advanced program for young Chinese entrepreneurs at Tsinghua University. Mr. Li is the brother of Mr. Gangjin Li, the Chairman of the Board.

Mr. Xiaoyuan (Robert) Yuan, Principal Accounting Officer, 35, Mr. Xiaoyuan (Robert) Yuan joined the Company as Chief Accounting Officer in July 2007 and has served as the Principal Accounting Officer since August 2008. From October 2006 to July 2007, Mr. Yuan worked for CCG Elite Investor Relations, a global investor relations company, as an account executive representing a number of public companies listed in the U.S. From 2003 to 2005, Mr. Yuan held various positions in the fields of industry research, strategic planning and M&A for Lenovo Group Co. Ltd. (HKSE: 0992.HK), the largest PC manufacturer in China. Mr. Yuan graduated from Texas Christian University with his Ph.D. degree in Physics and an MBA with a concentration in finance in 2003.

Mr. Xianghua Li, Director, 65, Mr. Xianghua Li has served as an independent Director since September 2008. Mr. Li was the vice chairman of China Fire Protection Association since October 2003. Mr. Li received his diploma from the Military School of Mechanical Technology.  We believe Mr. Li’s qualifications to serve on our board include his extensive knowledge of the Company and his extensive knowledge and experience of the markets in which we conduct business.

Mr. Xuewen Xiao, Director, 41, Mr. Xuewen Xiao has served as an independent Director since September 2008. Mr. Xiao has been the president of Chongqing Iron & Steel Design & Research Institute and the chairman of CISDI Engineering Co, Ltd, a state-owned company since March 2003. Mr. Xiao graduated from Tsinghua University with a Master of Science degree in Mechanical Engineering in 1994.  We believe Mr. Xiao’s qualifications to serve on our board include his extensive knowledge of the Company and his extensive knowledge and experience of the markets in which we conduct business.

Mr. Guoyou Zhang,   Director, 58, Mr. Zhang has served as an independent Director since April 2007. Mr. Zhang is currently the Vice President of Beijing University and the director of the Institute of International Business Management, Beijing University. Professor Zhang has extensive experience in teaching economics and business management and has written and/or edited many published articles and books over the past 20 years. Mr. Zhang has been teaching in Beijing University since 1976. He received his Ph.D. degree in Economics from Beijing University in 1991.  We believe Mr. Zhang’s qualifications to serve on our board include his extensive knowledge of the Company and his in-depth knowledge of our market and general management.

Mr. Albert McLelland, Director, 51, Mr. McLelland has served  as an independent Director since September 2008. Since 2003, Mr. McLelland has been the Senior Managing Director of AmPac Strategic Capital LLC (AmPac) Prior to founding AmPac, Mr. McLelland was responsible for the day-to-day operations of the cross-border transactions initiative of PricewaterhouseCoopers’ (PwC) Financial Advisory Services. Albert possesses extensive investment and merchant banking experience. He has built two Asian based financial service firms and also ran corporate finance at CEF Taiwan Limited. Mr. McLelland began his investment banking career at Shearson Lehman. Mr. McLelland is also teaching “Venturing in China” at the Caruth Institute for Entrepreneurship at the Cox School of Business at Southern Methodist University. Since 2009, Mr. Mclleland has been an Independent Director and Chairman of the Audit Committee for Yanglin Soybean, Inc. (“YSYB.OB”) and China Housing and Land Development, Inc. (“CHLN”). Mr. McLelland holds an MBA degree from the University of Chicago and a Master of International Affairs from Columbia.  He did his undergraduate studies at the University of South Florida and also studied Mandarin at the National Normal University in Taiwan.  We believe Mr. McLelland’s qualifications to serve on our board include his extensive knowledge of the Company, his experience serving on boards of other companies and the unique perspective he brings to various issues considered by the board, particularly related to finance, accounting and general management.

Family Relationships

Mr. Weigang Li is the brother of Mr. Gangjin Li, Chairman of the Board and Chief Executive Officer.

Board Composition and Committees

Our Board has seven (7) members, of which four (4) are independent directors. We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee has been established as a separately designated standing committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee has at least one member, Mr. Albert McLelland, who meets the definition of a “financial expert” under SEC rules and whom the Board has determined to be “independent”.  Mr. Gangjing Li serves as both our Chief Executive Officer and the Chairman of the Board. We believe that combining the role of Chairman and CEO is appropriate for our operations because Mr. Li is most familiar with our business strategy and our industry. We also believe that the combined role of Chairman and CEO greater facilitates the flow of information between the board and management and helps promote effective corporate governance. We do not have a lead independent director, but have independent board members that bring experience, oversight and expertise from outside the Company and our industry.

Audit Committee. The Audit Committee currently comprises Mr. Albert Mclelland, Mr. Xianghua Li and Mr. Guoyou Zhang, with Mr. Albert Mclelland as the chairman, each of whom are “independent” as that term is defined by SEC rules and under the NASDAQ listing standards. The Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between management and the accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or other services. The Audit Committee has the ultimate authority and responsibility to evaluate and, where appropriate, replace the registered public accounting firm. The Audit Committee has the authority to review and approve transactions between the Company and its directors, officers and affiliates.

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Mr. Guoyou Zhang, Mr. Xianghua Li and Mr. Xuewen Xiao, with Mr. Guoyou Zhang as the chairman. All of the members of the Compensation Committee are “independent” directors

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for preparing the list of candidates to fill the expiring terms of directors on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The nominees are then submitted for election at the annual meeting of stockholders. The committee also submits to the entire Board of Directors a list of candidates to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending candidates for the Board of Directors, the committee keeps in mind the functions of this body.

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

The Company has no definitive policy on diversity.  With the exception of two directors who are not Chinese citizens, the Company is managed by executives of Chinese citizenship and actively staffs the Company at all levels with employees that are citizens of China.  While each member of the board of directors has diversified education background, different industry experiences including government agencies, universities, state-owned enterprises, consulting services, multinational companies, and private owned companies,  the board believes that there exists no need for a diversity policy for employees or directors because the Company is diversified when compared to American-based enterprises.

Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Mr. Xuewen Xiao, Mr. Guoyou Zhang, and Mr. Xianghua Li, with Xuewen Xiao as the chairman.

The Board had 9 meetings during the last fiscal year.  All members attended at least 75% of the meetings.

The Board’s Role in Risk Oversight. The Board has an active role in overseeing our risk management.  The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, and strategic risks. The full Board receives these reports from the appropriate senior manager within the organization to enable it to understand the Company’s risk identification, risk management and risk mitigation strategies. Upon receiving such reports, the Board provides such guidance as it deems necessary.

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

Code of Ethics

We have adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our principal executive, financial and accounting officers. China Fire & Security Group, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Mr. Brian Lin, Chief Financial Officer, B-2502 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China.

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

Our senior officers receive compensation in the form of salaries, annual bonuses, stock options and restricted stock. We have entered into service agreements with each of our senior officers. None of these service agreements provide benefits to our senior officers upon termination.

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

•
Aligning the interests of our executives with those of our shareholders. A significant portion of the total compensation paid to our key Executive Officers is in the form of equity-based compensation. This serves to further align the interests of our executives with those of our shareholders.

Elements of Our Executive Compensation Programs

Our Compensation mainly consists of two parts, Cash Compensation and Equity Incentive Compensation. The Cash Compensation consists of Base Salary and Bonus. The Equity Incentive Compensation aligns executives’ and shareholders’ interests by providing executives an ownership stake in the Company.

Base Salary: Base salaries for our named executives are set based on their professional qualifications and experiences, education background, scope of their responsibilities, taking into account competitive market compensation levels paid by other similar-sized companies for similar positions and reasonableness and fairness when compared to other similar positions of responsibility within the Company. Base salaries are reviewed annually by the Compensation Committee and may be adjusted annually as needed.

Bonus: To achieve our goal of pay-for-performance, bonuses will be paid to our named executives when company financial goals are achieved. The bonus is typically a percentage of the Base Salary and is part of the cash compensation of our named executives. The Compensation Committee has determined that when the Company actual financial results are better than the guidance provided by the Company, the bonuses will be paid in full. Otherwise, no bonuses will be paid to our named executives.  The financial guidance was determined based on the condition of the industry and industry trends in the fire protection market and the historical financial performance of the Company. The financial guidance approved by the board of directors in fiscal year 2009 was $88 million in revenue and $30.2 million in pre-tax income, representing 28% and 22% growth respectively compared to the results in fiscal year 2008. The actual financial results in 2009 were $81.0 million in revenue and $28.5 million in pre-tax income, which missed the financial guidance. Consequently, the bonuses to Mr. Brian Lin and Mr. Xiaoyuan Yuan were not paid in fiscal year 2009.

 Equity Incentive Compensation. A key element of our pay-for-performance philosophy is our reliance on performance-based equity awards through the Company’s stock option plan. This program aligns executives’ and shareholders’ interests by providing executives an ownership stake in the Company. Our Compensation Committee has the authority to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the Compensation Committee determines in its sole discretion. The Compensation Committee reviews each executive’s individual performance and his or her contribution to our strategic goals and determines the amount of stock options or the restricted shares to be awarded towards the end of the fiscal year. The exercise price for stock options was the closing market price on the date of the grant.

The following is a discussion of our executive compensation program and the compensation decisions made for fiscal year 2009 with respect the executive officers named in the Compensation Table on page 45.

In 2009, the Compensation Committee, which is responsible for approving and overseeing executive compensation, accepted recommendations from senior management and reviewed such recommendations with market data to determine the compensation to be paid to the Company’s executive officers.  Important determining factors included the Company’s financial performance, the level of compensation paid to similarly situated executives in comparably-sized public companies and the contributions made by each of the executive officers to the success of the Company.

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

		Fiscal Year 2008
		Salary ($)	Option ($)	Total ($)
1	China Security & Surveillance (CSR)
	CEO	322,108	1,327,715	1,649,823
	CFO	191,992	962,087	1,154,079

2	China Information Security Technology, Inc. (CPBY)
	CEO	82,732	-	82,732
	CFO	60,360	-	60,360

3	COGO Group, Inc. (COGO)
	CEO	74,940	322,719	397,659
	CFO	100,000	388,940	488,940

4	Harbin Electric, Inc. (HRBN)
	CEO	26,470	45,784	72,254
	CFO	15,882	31,856	47,738

5	Shengdatech, Inc. (SDTH)
	CEO	300,000	-	300,000
	CFO	120,000	-	120,000

6	Wonder Auto Technology, Inc. (WATG)
	CEO	90,000	117,281	207,281
	CFO	60,000	78,188	138,188

		Highest	Lowest
	CEO	1,649,823	72,254
	CFO	1,154,079	47,738

The Compensation Committee conducted a comparison of the proposed executive compensation structure and practices to those of the Comparison Group, including base salary, target bonus and equity grants. The market analysis developed was used to determine pay targets for 2009.

In 2009, the proposed compensation for Mr. Brian Lin is as follows:

Cash Compensation: $120,000 where the Base Salary is $84,000 (70%) and the Bonus is $36,000 (30%). The Bonus will be paid in full if the company’s actually financial results meet or beat the financial guidance approved by the board of directors and released to the public. Otherwise, no Bonus will be paid to Mr. Brian Lin.

Equity Compensation: On January 2nd, 2009, the Company issued 300,000 stock options to Brian Lin, with exercise price at $6.81 which was the closing price of the Company stock on December 31, 2008. By the end of the year 2009, 56,250 shares of options were vested.

In 2009, the proposed compensation for Mr. Xiaoyuan Yuan is as follows:

Cash Compensation: $60,000 where the Base Salary is $48,000 (80%) and the Bonus is $12,000 (20%). The Bonus will be paid in full if the company’s actually financial results meet or beat the financial guidance approved by the board of directors and released to the public. Otherwise, no Bonus will be paid to Mr. Xiaoyuan Yuan.

Equity Compensation: Per stock option agreement dated July 1, 2007, 5,000 shares of options with exercise price at $6.70 were vested to Mr. Xiaoyuan Yuan during the year of 2009. There is no additional equity based compensation for Xiaoyuan Yuan in 2009..

Based on its review in 2009, the Compensation Committee concluded that the structure of CFSG’s proposed compensation program is reasonably consistent with industry practices.  The target parameters for the compensation of Mr. Gangjin Lin, our current CEO, Mr. Brian Lin, our current CFO, who served as our CEO for the majority of 2009 and Mr. Xiaoyuan Yuan, our current Principal Accounting Officer were determined based on the range of compensation for the above Comparison Group. The actual compensation for Mr. Gangjin Li in fiscal year 2009 was $96,107, which fell within the targeted parameters of $72,254 and $1,649,823 for CEOs. The actual compensation for Mr. Brian Lin in fiscal year 2009 was $399,854, which fell within the targeted parameters of $47,738 and $1,154,079 for CFOs. The actual compensation for Mr. Xiaoyuan Yuan in fiscal year 2009 was $62,300, which is below the targeted parameters of $47,738 and $1,154,079 for CFOs. With only one month left in the year 2009 since Mr. Gangjin Li assumed his former role as the CEO of the Company, the Compensation Committee decided not to make any changes in 2009 and to provide a new compensation package for Mr. Gangjin Li from year 2010.

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

Stock-Based Compensation Plans

In 2008, our board of directors and shareholders adopted our 2008 Omnibus Long-term Incentive Plan. The Plan is intended to enhance the Company’s and its Affiliates’ (as defined herein) ability to attract and retain highly qualified officers, directors, key employees and other persons, and to motivate such officers, directors, key employees and other persons to serve the Company and its Affiliates and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash awards. At the time of adoption, 2,000,000 common shares were reserved for issuance under the plan. The plan has a term of ten years but may be terminated earlier by our board of directors.

On January 2, 2009, pursuant to the Company's 2008 Omnibus Long-term Incentive Plan, the Company's Board of Directors authorized the issuance of options to purchase 1,000,000 shares for its employees with options to purchase a total of 800,000 shares issued to executive officers.  The options will vest evenly each quarter over the following four years, starting from the first quarter of 2009.

Based on the compensation reported by the Company for 2008 and 2009, the Committee determined that the overall compensation for the management team and some key employees of the Company are below the market or at the low end of the market, compared to public companies of similar size in China. The Committee deems it in the best interests of the Company and its shareholders to bring the level of compensation for its management and key employees to that of the market and to issue shares of restricted stock to supplement cash compensation for its management and key employees in order to provide incentives to and retain qualified employees. The Committee recommended that shares of the restricted stock be issued pursuant to the terms and conditions of the Company’s 2008 Omnibus Long Term Incentive Stock Option Plan for its officers and key employees, to supplement the cash compensation of these officers and key employees for the next four years. The committee further recommend to issue one million shares of the restricted stock which will vest from the date of issuance, in four equal installments, with one installment due every twelve months.

On December 1, 2009, pursuant to the Company's 2008 Omnibus Long-term Incentive Plan, the Company's Board of Directors authorized the issuance of 1,000,000 shares of restricted stocks to its employees, with 285,000 shares of restricted stocks issued to the executive officers.  The restricted stocks will vest evenly at the end of each year over the following four years, starting from November 30, 2010.

Compensation Policies and Practices as Related to Risk Management

Risk Considerations in our Compensation Program

The Compensation Committee has discussed the concept of risk as it relates to our compensation programs. In particular, the Compensation Committee assessed whether any such programs encourage excessive or inappropriate risk taking. The Compensation Committee considered the allocation of compensation among base salary, bonus and equity-base compensation, our approach to establishing company-wide and individual financial, operational and other performance targets, with payouts at multiple levels of performance and minimum levels of achievement, and evaluation of key performance metrics, each of which assists in mitigating excessive risk-taking that could harm our value. The assessment resulted in a determination that our current compensation programs, practices or policies facilitate the appropriate balance between prudent business risk and resulting compensation that does not encourage excessive risk-taking or create potential risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Table

Name & Principal Position	Year	Salary	Bonus	Option* Awards		Restricted Stocks	Total

Gangjin Li**, Chairman and CEO	2009	$65,800		$		$30,307	$96,107
	2008	65,800	—		8,400	—	74,200
	2007	65,800	—		62,550	—	128,350
Brian Lin***, CFO	2009	$84,000			$289,500	$26,354	$399,854
	2008	84,000	36,000		4,200	—	124,200
	2007	120,000	—		31,275	—	151,275
Xiaoyuan Yuan, Principal Accounting Officer	2009	$48,000			$14,300		$62,300
	2008	36,800	—		14,300	—	51,100

* The assumptions made in valuing the option were disclosed in the financial statements Note 14.
** Since December 2009, Mr. Gangjin Li resumed his former role as our CEO.
*** Since December 2009, Mr. Brian Lin resigned as Chief Executive Officer and was appointed as our CFO.

Grants of Plan-Based Awards

The following table provides information relating to our grants of plan-based awards in the fiscal year ended December 31, 2009.

Name	Restricted stocks/Options	Grant date	Total share number of future payouts	Base/exercise price of restricted stock/option awards ($/Sh)	Grant date fair value of restricted stock/option awards ($)
Gangjin Li	Restricted stocks	Dec. 1st, 2009	115,000	12.65	1,454,750
Brian Lin	Options	Jan. 2nd, 2009	300,000	6.81	1,105,200
	Restricted stocks	Dec. 1st, 2009	100,000	12.65	1,265,000

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information concerning unexercised options and restricted stock that has not vested, and equity incentive plan awards for our named executive officers outstanding as of December 31, 2009.

		Equity Awards
Name	Option/Restricted Stock	Number of Securities Underlying Unexercised Options (#) Exercisable/Restricted Stocks	Number of Securities Underlying Unexercised Options (#) Unexercisable/Restricted Stocks (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)/Stock Base Price ($)	Option Expiration Date
Gangjin Li	Option	300,000	-	-	1.25	Jun. 30, 2016
	Restricted Stock	-	115,000	115,000	12.65
Brian Lin	Option	150,000	-	-	1.25	Jun. 30, 2016
	Option	56,250	243,750	243,750	6.81	Jan. 1, 2014
	Restricted Stock	-	100,000	100,000	12.65
Xiaoyuan Yuan	Option	12,500	7,500	7,500	6.70	June 30, 2012

Option Exercises and Stock Vested

No options were exercised and no shares of stock were vested in 2009

Pension Benefits

The Company does not have any pension plans for its officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the officers in 2009.

  Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its officers upon termination or change in control.

Director Compensation

The following table provides information concerning compensation paid by us to our directors during the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Guoyou Zhang	21,114						21,114
Xuewen Xiao	21,114						21,114
Xianghua Li	17,595						17,595
Albert McLelland	55,000						55,000

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

Mr. Guoyou Zhang, Chairman
Mr. Xianghua Li
Mr. Xuewen Xiao

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, including  27,595,541 shares of Common Stock and 1,082,250 stock options that are exercisable within 60 days from March 13, 2010:

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of Common Stock;

•	each of our directors, executive officers and nominees to become directors; and

•	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Owner		Percent of Class
Common	Li Brothers Holding Inc.	12,768,000	(1)	44.52%
Common	Vyle Investment Inc.	2,622,000	(2)	9.14%
Common	China Honor Investment Limited	2,667,600	(3)	9.30%
Common	Gangjin Li	9,351,600	(4)	32.61%
Common	Brian Lin	1,030,350	(5)	3.59%
Common	Weishe Zhang	618,150	(6)	2.16%
Common	Weigang Li	6,530,875	(7)	22.77%
Common	Xiaoyuan Yuan	13,750	(8)	0.05%
Common	Albert Mclelland	0		0.00%
Common	Xuewen Xiao	0		0.00%
Common	Xianghua Li	0		0.00%
Common	Guoyou Zhang	2,000	(9)	0.01%
Common	Directors and executive officers as a group (9 persons)	17,546,725	(10)	61.19%

*	The address for the officers and directors is B-2508 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China and Telephone (86-10) 8441 7400.

(1)
Li Brothers Holding Inc. is a BVI company. Mr. Gangjin Li is the sole director of Li Brothers Holding Inc. with 100% of voting power and owns 50% of economic interest. Mr. Weigang Li, the brother of Mr. Gangjin Li and Vice President of China Fire & Security Group, Inc., owns 50% of economic interest of Li Brothers Holding Inc.

(2)	Vyle Investment Inc. is a BVI company. Mr. Brian Lin is a director of Vyle Investment Inc. with 100% of voting power and 30% ownership. Mr. Weishe Zhang holds 20% ownership.

(3)	China Honor Investment Limited is a BVI company of which Mr. Gangjin Li has 100% ownership.

(4)	Represents the number of shares of Common Stock plus options to purchase 300,000 shares of Common Stock that is exercisable within 60 days from March 13, 2010.

(5)	Represents the number of shares of Common Stock plus options to purchase 243,750 shares of Common Stock that is exercisable within 60 days from March 13, 2010.

(6)	Represents the number of shares of Common Stock plus options to purchase 93,750 shares of Common Stock that is exercisable within 60 days from March 13, 2010.

(7)	Represents the number of options to purchase 146,875 shares of Common Stock that is exercisable within 60 days from March 13, 2010.

(8)	Represents the number of options to purchase 13,750 shares of Common Stock that is exercisable within 60 days from March 13, 2010.

(10)	Represents the number of options to purchase 2,000 shares of Common Stock that is exercisable within 60 days from March 13, 2010.

(11)	Represents the number of options to purchase 798,125 shares of Common Stock that is exercisable within 60 days from March 13, 2010.

Item 13. Certain Relationships And Related Transactions and Director Independence

The Company has accounts receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has a 19% ownership interest. The receivable due from Hubei Shou An was $155,433 and $114,388 as of December 31, 2009 and December 31, 2008, respectively, resulted from product sales. This amount is expected to be repaid by December 31, 2010 in cash.

The Company also has another receivable from Hubei Shou An. The balance of the additional receivable due from Hubei Shou An was $396,359 and $351,835 as of December 31, 2009 and December 31, 2008, respectively.  This balance was for operating capital in Hubei Shou and is expected to be repaid by December 31, 2010 in cash.

The Company has accounts payable to Tianjin Tianxiao Fire Safety Equipment Co., Ltd., in which the Company has 16.7% ownership interest. The accounts payable to Tianjin Tianxiao Fire Safety Equipment Co., Ltd. was $272,994 and $0 as of December 31, 2009 and 2008, respectively, and resulted from product purchase of $1,245,792 and processing fees of $220,050 for the six months ended December 31, 2009 after the restructuring of 83.3% ownership in Tianxiao Equipment.

Item 14. Principal Accounting Fees And Services

We were notified that, effective January 1, 2010, certain partners of its previous independent accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”), and certain partners of Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost (the “Combination Agreement”), each of MSWFT and Frost contributed all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with us. On January 7, 2010, the Audit Committee of our Board of Directors approved the engagement of Frazer Frost as MSWFT’s successor to continue as our independent accounting firm.

Frazer Frost, LLP (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) has audited our financial statements annually since the 2004 fiscal year. All of the services described below were approved by our board and audit committee prior to performance. The board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

Audit Fees

The aggregate fees for professional services rendered by Frazer Frost, LLP, (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), in connection with its audit of our internal control over financial reporting, audit of our annual consolidated financial statements in our Form 10-K or 10-KSB and the review of our quarterly consolidated financial statements included in our Forms 10-Q or 10-QSB for the fiscal years ended December 31, 2009, 2008 and 2007 totaled approximately $320,000, $245,000 and $245,000, respectively.

Audit-Related Fees

No fees were paid or accrued by us for assurance and related services rendered by Frazer Frost, LLP, (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), in connection with its audit and review of our financial statements for the fiscal years ended December 31, 2009, 2008 and 2007.

Tax Fees

$10,000, $10,000 and $5,000 were paid or accrued by us for professional services rendered by Frazer Frost, LLP, (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), for tax compliance, tax advice and tax planning for the fiscal years December 31, 2009, 2008 and 2007, respectively.

All Other Fees

No fees were paid or accrued by us for other services rendered by Frazer Frost, LLP, (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), for the fiscal years ended December 31, 2009, 2008 and 2007.

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

CHINA FIRE & SECURITY GROUP, INC.

Dated: March 16, 2010
	By:	/s/ Gangjin Li
Gangjin Li
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated as of March 16, 2010.

Signature	Title

/s/ Gangjin Li	Chairman of the Board and Chief Executive Officer
Gangjin Li

/s/ Brian Lin	Director and Chief Financial Officer
Brian Lin

/s/ Weishe Zhang	Director and Vice President
Weishe Zhang

/s/ Guoyou Zhang	Director
Guoyou Zhang

/s/ Xuewen Xiao	Director
Xuewen Xiao

/s/ Xianghua Li	Director
Xianghua Li

/s/ Albert McLelland	Director
Albert McLelland

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Fire & Security Group, Inc.

We have audited the accompanying consolidated balance sheets of China Fire & Security Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. China Fire & Security Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Fire & Security Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Fire & Security Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
March 16, 2010

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,976,880	$26,655,333
Restricted cash	1,837,134	5,377,933
Notes receivable	4,274,268	3,670,259
Accounts receivable, net of allowance for doubtful accounts of $6,539,787 and $4,370,362 as of December 31, 2009 and 2008, respectively	30,989,569	25,826,343
Receivables from related party	551,792	466,223
Other receivables	368,679	419,419
Refundable bidding and system contracting project deposits	1,774,330	1,112,840
Inventories	5,360,520	6,538,938
Costs and estimated earnings in excess of billings	36,562,573	17,821,708
Employee advances	953,625	743,868
Prepayments and deferred expenses	3,397,358	2,816,976
Total current assets	121,046,728	91,449,840

PLANT AND EQUIPMENT, net	8,617,521	8,445,254

OTHER ASSETS:
Restricted cash - non current	3,602,906	1,872,828
Accounts receivable - retentions	3,463,998	1,107,450
Deferred expenses - non current	116,045	-
Advances on building and equipment purchases	-	249,859
Investment in joint ventures	477,837	1,167,238
Intangible assets, net	1,041,156	1,116,449
Total other assets	8,701,942	5,513,824

Total assets	$138,366,191	$105,408,918

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,903,961	$6,664,090
Accounts payable to related party	272,994	-
Customer deposits	2,182,790	6,102,026
Billings in excess of costs and estimated earnings	1,429,999	4,237,528
Other payables	333,121	837,973
Accrued liabilities	13,841,300	6,785,409
Taxes payable	9,002,470	2,092,745
Total current liabilities	33,966,635	26,719,771

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized, 27,595,541 and 27,586,593 shares issued and outstanding as of December 31, 2009 and 2008, respectively	27,595	27,586
Additional paid-in-capital	20,601,138	19,357,409
Statutory reserves	7,147,795	7,148,827
Retained earnings	69,266,049	44,850,181
Accumulated other comprehensive income	7,324,237	7,305,144
Total shareholders' equity	104,366,814	78,689,147
Noncontrolling interest	32,742	-
Total equity	104,399,556	78,689,147

Total liabilities and equity	$138,366,191	$105,408,918

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
REVENUES
System contracting projects	$62,514,475	$57,101,984	$34,581,376
Products	15,718,815	9,673,922	10,592,683
Maintenance services	2,947,908	2,303,213	1,579,778
Total revenues	81,181,198	69,079,119	46,753,837

COST OF REVENUES
System contracting projects	26,769,508	25,805,086	16,158,844
Products	5,589,310	2,558,844	4,329,067
Maintenance services	1,769,104	1,217,316	602,943
Total cost of revenues	34,127,922	29,581,246	21,090,854

GROSS PROFIT	47,053,276	39,497,873	25,662,983

OPERATING EXPENSES
Selling and marketing	8,908,697	6,434,887	3,907,067
General and administrative	8,154,801	6,680,992	5,661,356
Depreciation and amortization	773,907	712,269	535,751
Research and development	1,631,435	2,102,976	672,379
Total operating expenses	19,468,840	15,931,124	10,776,553

INCOME FROM OPERATIONS	27,584,436	23,566,749	14,886,430

OTHER INCOME (EXPENSES)
Other income	678,530	929,919	581,192
Other expenses	(6,907)	(127,620)	(14,932)
Interest income	269,081	382,227	148,236
Change in fair value of derivative instruments	-	-	1,205,791
Total other income (expenses)	940,704	1,184,526	1,920,287

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLING INTEREST	28,525,140	24,751,275	16,806,717

PROVISION FOR INCOME TAXES	4,165,548	47,423	5,081

NET INCOME BEFORE NONCONTROLLING INTEREST	24,359,592	24,703,852	16,801,636

Less: Net loss attributable to noncontrolling interest	(55,244)	-	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	24,414,836	24,703,852	16,801,636

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	19,093	3,737,027	2,502,595

COMPREHENSIVE INCOME	$24,433,929	$28,440,879	$19,304,231

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,590,523	27,568,214	26,873,742
Earnings per share	$0.88	$0.90	$0.63

DILUTED EARNINGS PER SHARE
Weighted average number of shares	28,311,955	28,210,620	27,721,171
Earnings per share	$0.86	$0.88	$0.61

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	China Fire & Security Group, Inc. Shareholders' Equity
				Retained Earnings		Accumulated other
	Common Stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	interest	Totals
BALANCE, December 31, 2006	26,461,678	$26,462	$13,393,171	$4,030,627	$6,462,893	$1,065,522	$-	$24,978,675

Net income					16,801,636			16,801,636
Warrants reclassified from liabilities			1,475,020					1,475,020
Issuance of common stock	984,680	983	4,164,214					4,165,197
Warrants exercised	110,535	111	(111)					-
Warrants issued for services			94,274					94,274
Options issued to employees			190,719					190,719
Adjustment on registered capital				(605,000)	605,000			-
Adjustment on statutory reserves				1,641,434	(1,641,434)			-
Foreign currency translation adjustment						2,502,595		2,502,595

BALANCE, December 31, 2007	27,556,893	$27,556	$19,317,287	$5,067,061	$22,228,095	$3,568,117	$-	$50,208,116

Net income					24,703,852			24,703,852
Warrants exercised	29,700	30	(30)					-
Options issued to employees			40,152					40,152
Adjustment on statutory reserves				2,081,766	(2,081,766)			-
Foreign currency translation adjustment						3,737,027		3,737,027

BALANCE, December 31, 2008	27,586,593	$27,586	$19,357,409	$7,148,827	$44,850,181	$7,305,144	$-	$78,689,147

Capital received from noncontrolling interest							88,003	88,003
Net income (loss)					24,414,836		(55,244)	24,359,592
Warrants exercised	6,682	7	(7)					-
Options exercised	2,266	2	(2)					-
Options issued to employees			980,196					980,196
Stock based compensation for services			263,542					263,542
Deconsolidation of statutory reserves held in Tianjin Tianxiao Fire Safety Equipment Co., Ltd.				(1,032)	1,032			-
Foreign currency translation adjustment						19,093	(17)	19,076
								-
BALANCE, December 31, 2009	27,595,541	$27,595	$20,601,138	$7,147,795	$69,266,049	$7,324,237	$32,742	$104,399,556

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$24,414,836	$24,703,852	$16,801,636
Net loss attributable to noncontrolling interest	(55,244)	-	-
Consolidated net income	24,359,592	24,703,852	16,801,636
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	766,473	728,080	555,604
Amortization	75,284	75,041	54,257
Provision for doubtful accounts	2,172,588	1,683,336	1,111,051
(Gain) Loss on disposal of equipment	(7,602)	(35,689)	17,715
Options issued to employees	980,196	40,152	190,719
Stock based compensation for services	263,542	-	94,274
Change in fair value of derivative instruments	-	-	(1,205,791)
Provision for estimated warranty claims	582,595	518,940	-
Change in operating assets and liabilities
Notes receivable	(603,639)	(120,143)	(2,256,606)
Accounts receivable	(9,875,285)	(10,571,077)	(3,206,458)
Receivables from related party	(85,517)	(458,119)	-
Other receivables	50,740	(159,199)	229,221
Refundable bidding and system contracting project deposits	(689,560)	(559,757)	(46,736)
Inventories	(63,808)	(2,168,821)	416,317
Costs and estimated earnings in excess of billings	(18,729,367)	(3,771,899)	(3,286,191)
Employee advances	(227,973)	663,369	419,589
Prepayments and deferred expenses	(676,908)	(412,888)	334,603
Accounts payable	666,007	(98,219)	(117,311)
Accounts payable to related party	272,994	-	-
Customer deposits	(3,907,650)	994,154	1,781,869
Billings in excess of costs and estimated earnings	(2,805,806)	(969,403)	(4,418,793)
Other payables	(485,243)	645,855	(287,672)
Accrued liabilities	6,503,713	1,722,071	2,168,961
Taxes payable	6,932,390	912,068	422,856
Net cash provided by operating activities	5,467,756	13,361,704	9,773,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,272,393)	(2,015,051)	(3,419,056)
Advances on building and equipment purchase	-	-	(351,809)
Proceeds from sale of equipment	26,859	69,852	20,820
Purchase of intangible assets	-	-	(613,582)
Payments for investment in Hubei Sureland Changjiang Fire Safety Technology Co., Ltd.	-	-	(150,104)
Proceeds from investment sold (payments for investment) in King Galaxy Investments Limited	1,000,000	-	(1,000,000)
Deconsolidation of cash held in Tianjin Tianxiao Fire Safety Equipment Co., Ltd.	(241,344)	-	-
Proceeds from restructuring in Tianjin Tianxiao Fire Safety Equipment Co., Ltd.	1,551,134	-	-
Proceeds from sale of investment in Tianjin Fire Security Equipment Co., Ltd.	-	-	514,856
Proceeds from restructuring in Beijing Zhong Xiao Fire Safety Tecnhology Co. Ltd.	-	-	1,068,897
Payments for long term deferred assets	(115,973)	-	-
Net cash provided by (used in) investing activities	948,283	(1,945,199)	(3,929,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	1,809,610	(3,097,855)	(2,011,480)
Payments to Beijing Zhong Xiao Fire Safety Technology Co., Ltd.	-	-	(2,466,395)
Proceeds from Beijing Zhong Xiao Fire Safety Technology Co., Ltd.	-	-	1,364,630
Proceeds from issuance of common stock	-	-	4,165,197
Capital contributed by noncontrolling interest shareholder	88,003	-	-
Net cash provided by (used in) financing activities	1,897,613	(3,097,855)	1,051,952

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,895	1,226,234	789,270

INCREASE IN CASH	8,321,547	9,544,884	7,684,358

CASH and CASH EQUIVALENTS, beginning of year	26,655,333	17,110,449	9,426,091

CASH and CASH EQUIVALENTS, end of year	$34,976,880	$26,655,333	$17,110,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,300,439	$29,048	$46,390
Interest paid	$-	$-	$-

NON-CASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant liability to paid-in capital upon modification of warrants agreement	$-	$-	$1,475,020
Reclassification of advances on building and equipment purchase to plant and equipment upon receipt of purchase	$249,859	$139,638	$-

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Current Development

Formation of Beijing Shian Kexin Technology Co., Ltd (“Shian Kexin”)

Shian Kexin was incorporated in May 2009 in Beijing, China with registered capital amounted to $732,500 (RMB5,000,000). Shian Kexin is 100% owned by Sureland Industrial Fire Safety Limited (“Sureland Industrial”) and engages in technology developing, transferring and consulting, computer software development and selling of fire safe product and equipment.

Formation of Shenyang Hongshida Electronics Co., Ltd (“Shenyang Hongshida”)

Shenyang Hongshida was incorporated in Shenyang, Liaoning Province, China with registered capital amounted to $1,465,000 (RMB10,000,000). Pursuant to Shengyang Hongshida’s by-laws dated on June 1, 2009, the registered capital is required to be injected over the subsequent two years. Shenyang Hongshida is 80% owned by Beijing Hua An Times Fire Safety Technology Co., Ltd. with 20% noncontrolling interest owned by an unrelated party. Shenyang Hongshida engages in production and selling of fire equipment, electronic products, instrumentation, computer parts and providing technical advisory services. Shenyang Hongshida will focus on the low-end and middle-end market of fire product. As of December 31, 2009, the registered capital received was $439,500 (RMB3,000,000) and the remaining registered capital of $1,026,900 (RMB 7,000,000) is required to be contributed by the two owners by June 1, 2011. The Company is in pre-operating stage.

Sales of 5% interest in King Galaxy Investments Limited (“King Galaxy”)

During September 2009, the Company sold its 5% interest in King Galaxy Investment Limited at cost to Mr. Wei Jing, who is the controlling shareholder of King Galaxy Investment Limited for cash consideration of $1.0 million. The proceeds of $1.0 million have been fully received by the Company as of December 31, 2009. King Galaxy through its wholly owned subsidiary, China Alliance Security Holdings Company Limited, owns 100% of Wan Sent (China) Technology Co., Ltd.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Restructuring of 83.3% ownership in Tianjin Tianxiao Fire Safety Equipment Co., Ltd. (“Tianxiao Equipment”)

On July 3, 2009, Sureland Industrial signed an agreement to transfer 83.3% ownership in Tianxiao Equipment to Tianjin Fire Protection Equipment Co., Ltd. for the consideration price approximately equal to the net assets of Tianxiao Equipment as of June 30, 2009, which was approximately $1.6 million (RMB 10.6 million). Thus, a loss of $913 was recognized in this transaction. The proceeds of $1.6 million have been fully received by the Company as of December 31, 2009.

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

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer.

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue is presented net of a value-added tax (“VAT”). All of the Company’s products that are sold in the People’s Republic of China (“PRC”) are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

3.	Revenue from the rendering of Maintenance Services is recognized over the service period on a straight-line basis.

In accordance with ASC 605-15, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

Shipping and handling

Costs related to shipping and handling are included in cost of revenue pursuant to ASC 605-45 “Accounting for Shipping and Handling Fees and Costs.”

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

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Asset and liability accounts at December 31, 2009 were translated at 6.82 RMB to $1.00 and 46.89 INR to $1.00 as compared to 6.82 RMB to $1.00 at December 31, 2008.  Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statements accounts for the years ended December 31, 2009, 2008 and 2007 were 6.82 RMB, 6.94 RMB and 7.59 RMB, respectively. The average translation rates of INR applied to income statements accounts for the year ended December 31, 2009 were 48.85 INR. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 5% residual value.  Depreciation expense amounted to $766,473, $728,080 and $555,604 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Long-term assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009, the Company expects these assets to be fully recoverable.

Plant and equipment consists of the following:

	December 31, 2009	December 31, 2008
Buildings and improvements	$6,439,015	$6,417,304
Transportation equipment	3,307,236	2,747,038
Machinery	900,781	1,249,470
Office equipment	1,348,261	1,262,426
Furniture	165,736	90,882
Total depreciable assets	12,161,029	11,767,120
Less accumulated depreciation	(3,875,487)	(3,321,866)
Construction in progress	331,979	-
Plant and equipment, net	$8,617,521	$8,445,254

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China, Hong Kong and India. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  The balances maintained in India are deposited in the branch of DBS Bank (Singapore) Limited, which are fully insured by the Government of Singapore till December 31, 2010. As of December 31, 2009 and December 31, 2008, the Company had deposits (including restricted cash balances) totaling to $33,603,047 and $30,765,488, respectively, that are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Company has one major customer who represents approximately 10% of the Company’s sales for the year ended December 31, 2009. Accounts receivable from this customer was $97,000 as of December 31, 2009. The Company has one major customer who represents approximately 25% of the Company’s sales for the years ended December 31, 2008. Accounts receivable from this customer was $0 as of December 31, 2008.

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

Restricted cash consists of the following:

	December 31, 2009	December 31, 2008
Products sales	$3,728,599	$1,608,056
System contracting projects	1,711,441	5,642,705
Total restricted cash	5,440,040	7,250,761
Restricted cash - non current	(3,602,906)	(1,872,828)
Restricted cash - current	$1,837,134	$5,377, 933

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Inventories consist of the following as of:

	December 31, 2009	December 31, 2008
Raw materials	$144,829	$896,797
Finished goods	4,574,075	4,597,407
Work in progress	641,616	1,044,734
Total	$5,360,520	$6,538,938

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.  The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of December 31, 2009 and 2008, the Company determined no reserves are necessary.

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

Accounts receivable consists of the following:

	December 31, 2009	December 31, 2008
System contracting projects	$23,814,248	$19,167,096
Maintenance services	3,190,843	3,193,166
Products sales	13,988,263	8,943,893
Total accounts receivable	40,993,354	31,304,155
Allowance for bad debts	(6,539,787)	(4,370,362)
Accounts receivable, net	34,453,567	26,933,793
Accounts receivable - non-current retentions	(3,463,998)	(1,107,450)
Accounts receivable - current	$30,989,569	$25,826,343

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The activity in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008
Beginning allowance for doubtful accounts	$4,370,362	$2,483,359
Additional charged to bad debt expense	2,172,588	1,683,336
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	(3,163)	203,667
Ending allowance for doubtful accounts	$6,539,787	$4,370,362

Retentions held by customers of system contracting projects included in the Company’s accounts receivable are as follows:

	December 31, 2009	December 31, 2008
Current	$3,463,998	$3,685,136
Non-current	2,967,248	1,107,450
Total retentions	$6,431,246	$4,792,586

These balances represent portions of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

Costs and estimated earnings in excess of billings consist of the following:

	December 31, 2009	December 31, 2008
Contract costs incurred plus recognized profits less recognized losses to date	$116,754,059	$68,149,817
Less: progress billings	(80,191,486)	(50,328,109)
Costs and estimated earnings in excess of billings	$36,562,573	$17,821,708

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Billings in excess of costs and estimated earnings consists of the following:

	December 31, 2009	December 31, 2008
Progress billings	$14,679,369	$31,456,807
Less: contracts costs incurred plus recognized profits less recognized losses to date	(16,109,368)	(27,219,279)
Billings in excess of costs and estimated earnings	$1,429,999	$4,237,528

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

Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge.  The Company maintains a provision for potential warranty costs on these products for one year.  This provision represents management’s assessment of the Company’s history of warranty costs while incorporating estimates by the quality review staff of the potential product failure rates.  The Company records a warranty obligation in selling expense at the time revenue is recognized.  As of December 31, 2009, 2008 and 2007 the Company recorded $582,953, $518,940 and $0, respectively, as reserve for estimated warranty claims.

Fair value of financial instruments

ASC 825-10-50, Disclosures about Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures for those instruments. ASC 820-10, Fair Value Measurements, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

The investment in joint ventures is also a financial instrument.  The Company invested $167,237 (RMB 1,140,000) in Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% ownership, and invested $310,600 in Tianxiao Fire Safety Equipment Co., Ltd. for 16.7% ownership. Total investment as of December 31, 2009 amounted to $477,837, there is no quoted or observable market price for the fair value of similar long term investments in joint ventures.  The Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contribution to the joint ventures.

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

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

Intangible assets consist of the following:

	December 31, 2009	December 31, 2008
Land use rights	$770,789	$770,789
Technology rights	608,745	608,745
Accumulated amortization	(338,378)	(263,085)
Balance	$1,041,156	$1,116,449

Amortization expense amounted to $75,284, $75,041 and $54,257 for the years ended December 31, 2009, 2008 and 2007, respectively.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Intangible assets of the Company are reviewed annually, more often when circumstances require, to determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009, the Company expects these assets to be fully recoverable.

Income taxes

The Company reports income taxes pursuant to ASC 740, “Accounting for Income Taxes” ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”). ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Deferred tax assets amounted to $84,126 and $0 as of December 31, 2009 and December 31, 2008, respectively, are classified as prepayment and deferred expenses in the accompanying consolidated balance sheets.

Under ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the contract and production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.  All of our PRC subsidiaries’ VAT is subject to 17% rate except Beijing Hua An.  To support the development of the software industry, the Chinese government has instituted policies to rebate VAT charged for software certified by the government up to 14%. As a result, Beijing Hua An, is paying its VAT at an effective rate of 3% for their intercompany software sales.

VAT on sales and VAT on purchases amounted to $9,745,786 and $4,935,357 for the year ended December 31, 2009, VAT on sales and VAT on purchases amounted to $6,941,766 and $5,183,036 for the year ended December 31, 2008 and $6,279,253 and $4,485,292 for the year ended December 31, 2007. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Stock-based compensation

The Company adopted ASC 718, “Accounting for Stock-Based Compensation” at the beginning of 2006, which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation granted to non-employees has been determined in accordance with ASC 718 and the ASC 505-50, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Recently issued accounting pronouncements

In January 2009, ASC 325-40, “Amendments to the Impairment Guidance of ASC 325-40,“Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. ASC 325-40 changes the impairment model included within ASC 325-40 to be more consistent with the impairment model of ASC-320. ASC 325-40 achieves this by amending the impairment model in ASC 325-40 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether other-than-temporary impairment has occurred. The adoption of ASC 325-40 did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” ASC 820-10 amends ASC820 and provides additional guidance for estimating fair value in accordance with ASC820 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This accounting standard shall be applied prospectively with retrospective application not permitted. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 320-10 and ASC 958-302. ASC 320-10, “Accounting for Certain Investments in Debt and Equity Securities,” ASC 958-302, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and, ASC 325-40 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This ASC provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of ASC 320-10 and ASC 958-302 did not have a material impact on the Company’s consolidated financial statements.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In April 2009, the FASB issued ASC 825-10 and ASC 270-10-05. This ASC amends ASC 825-10, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this ASC, fair values for these assets and liabilities were only disclosed annually. This ASC applies to all financial instruments within the scope of ASC 825-10 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  The adoption of ASC 825-10 and ASC 270-10-05 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. ASC 860, Accounting for Transfers of Financial Assets — an amendment of ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact ASC 860 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. ASC 810-10, Amendments to FASB Interpretation No. 46(R), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact ASC 810-10 will have on the Company’s financial condition, results of operations or cash flows.

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

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Earnings per share

The Company reports earnings per share in accordance with the provisions of ASC 260-10, “Earnings per Share.” ASC260-10 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended December 31:

	2009	2008	2007
Net income for earnings per share	$24,414,836	$24,703,852	$16,801,636

Weighted average shares used in basic computation	27,590,523	27,568,214	26,873,742
Diluted effect of stock options and warrants	721,432	642,406	847,429
Weighted average shares used in diluted computation	28,311,955	28,210,620	27,721,171

Earnings per share:
Basic	$0.88	$0.90	$0.63
Diluted	$0.86	$0.88	$0.61

As of December 31, 2009, 2008, and 2007, all outstanding stock options and warrants were included in the calculation of diluted earnings per share.

Note 4 - Related party transactions

The Company has accounts receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has a 19% ownership interest. The receivable due from Hubei Shou An was $155,433 and $114,388 as of December 31, 2009 and December 31, 2008, respectively, resulted from product sales. This amount was expected to be repaid by December 31, 2010 in cash.

The Company has other receivable from Hubei Shou An. The receivable due from Hubei Shou An was $396,359 and $351,835 as of December 31, 2009 and December 31, 2008, respectively.  This balance was for operating capital in Hubei Shou An and expected to be repaid by December 31, 2010 in cash.

The Company has accounts payable to Tianjin Tianxiao Fire Safety Equipment Co., Ltd., in which the Company has 16.7% ownership interest. The accounts payable to Tianjin Tianxiao Fire Safety Equipment Co., Ltd. was $272,994 and $0 as of December 31, 2009 and 2008, respectively, resulted from product purchase of $1,245,792 and processing fees of 220,050 for the six months ended December 31, 2009 after the restructuring of 83.3% ownership in Tianxiao Equipment.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $4,274,268 and $3,670,259 as of December 31, 2009 and 2008, respectively.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on System Contracting Projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them to start performing the services.  Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $3,397,358 and $2,816,976 as of December 31, 2009 and 2008, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $167,237 (RMB1, 140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC.  The investment is recorded under the cost accounting method.

As of December 31, 2009, the Company held an investment of $310,600 (RMB2, 117,246) for a 16.7% interest in Tianjin Tianxiao Fire Safety Equipment Co., Ltd. as a non-controlling interest holder. The investment is recorded under the cost accounting method at fair value at the deconsolidation date on July 3, 2009.

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders and maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within nine months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy.  Customer deposits also represent amounts advanced by customers on system contracting projects deposits. The advance payment will apply to the invoices when the Company billed our customer based on the progression of the projects. As of December 31, 2009 and 2008 customer deposits amounted to $2,182,790, and $6,102,026, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of balance sheet date for system contracting projects. Accrued liabilities also represent accrued estimation of warranty expenses.  As of December 31, 2009 and 2008, accrued liabilities amounted to $13,841,300 and $6,785,409 respectively.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10 - Income taxes

Local PRC Income Tax

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

The Company’s subsidiaries were paying the following tax rate for the year ended December 31, 2007:

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	33%	-%
Sureland Equipment	33%	-%
Beijing Hua An	33%	-%
Tianxiao Equipment	-%	33%

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

India Project Office Income Tax

The Company’s operation in India is managed on the project basis and projects are under the name of CFPG or Sureland Industrial as a foreign enterprise. Under the India Income Tax Act, the Company’s projects are generally subject to an income tax at an effective rate of 40% on income reported in the statutory financial statements after appropriate tax adjustments.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Company’s subsidiaries were paying the following tax rate for the year ended December 31, 2008:

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	25.0%	-%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	25.0%	-%
Tianxiao Equipment	-%	25.0%

The Company’s subsidiaries were paying the following tax rate for the year ended December 31, 2009:

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Tianxiao Equipment (six months ended June 30, 2009)	-%	25.0%
Shian Kexin	-%	25.0%
India Project Office	-%	40.0%
Shanyang Hongshida	-%	25.0%

The provision (credit) for income taxes amounted to $4,165,548, $47,423 and $5,081 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31:

	2009	2008	2007
U.S. Statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	33.0
China income tax exemption	(15.5)	(24.8)	(33.0)
Other item (1)	5.1	0.2	0.0
Total provision for income taxes	14.6%	0.2%	0.0%

(1)  The 5.1%, 0.2% and 0.0% represents expenses incurred by CFSG and CFPG that are not deductible in PRC for the years ended December 31, 2009, 2008 and 2007.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The estimated tax savings for the years ended December 31, 2009, 2008 and 2007 amounted to $4,412,017, $6,382,286 and $5,441,008, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 by $0.14, $0.23 and  $0.20, respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0 for income tax purposes for the years ended December 31, 2009.  The estimated net operating loss carry forwards for United States income taxes amounted to $1,042,671 as of December 31, 2009, which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilize, from 2025 through 2027.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the period ended December 31, 2009 was $0 and the accumulated valuation allowance as of December 31, 2009 amounted to $354,508. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $72.0 million as of December 31, 2009, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:

	December 31, 2009	December 31, 2008
VAT taxes payable	$4,636,786	$1,094,089
Income taxes payable	2,936,047	38,406
Sales taxes	1,358,372	936,164
Other taxes payable	71,265	24,086
Total	$9,002,470	$2,092,745

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2009, 2008 and 2007. The contributions are charged to the consolidated income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $416,857, $250,720 and $158,279 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Because the balance of surplus reserve fund already totals 50% of Sureland Industrial, Sureland Equipment, and Beijing Hua An’s registered capital, the Company did not reserve any surplus reserve fund for the year ended December 31, 2009 of these subsidiaries.  As of December 31, 2009, the remaining reserve from Shian Kexin and Shenyang Hongshida needed to fulfill the 50% registered capital requirement totaled $586,800.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the years ended December 31, 2009, 2008 and 2007.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 13 - Warrants

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

On February 1, 2007, CFPG issued 50,000 warrants to Hayden Communication, the Company’s investor relations consultant, as part of its compensation. These warrants meet the conditions for equity classification pursuant to SFAS 133 and EITF 00-19. Therefore, the warrants were classified as equity and accounted as compensation expenses. The warrants vested on February 1, 2008. The Company used the Black-Scholes model to value the options at the time they were issued, based on the exercise price of $4.25 and expiration dates of the instruments, a risk-free rate of 4.84% and volatility at 50%. These 50,000 warrants had a fair value of $94,274 on the date of grant and were recognized over the one year service period.

In 2008, a total of 45,000 warrants were converted into 29,700 shares of common stock by the warrants holders using the cashless exercise option.

In June 2009, 10,000 warrants were converted into 6,682 shares of common stock by the warrants holders using the cashless exercise.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Company’s warrant activity is as follows:

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life (years)
Outstanding, December 31, 2006	1,169,306	$4.23	4.58
Granted	50,000	4.25
Forfeited
Exercised	(1,164,306)	4.23
Outstanding, December 31, 2007	55,000	$4.19	4.08
Granted		4.25
Forfeited
Exercised	(45,000)	4.24
Outstanding, December 31, 2008	10,000	$4.25	2.09
Granted
Forfeited
Exercised	(10,000)
Outstanding, December 31, 2009	-	$-	-

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

On July 1, 2007, CFPG issued 20,000 options to the Company’s Principal Accounting Officer, who joined the Company as on the same day.  The options will vest over four years. The Company used the Black Sholes model to value the options at the time they were issued, based on the exercise price of $6.70, which was the close price of the Company’s stock on June 30, 2007 and expiration dates of the instruments and using a risk-free rate of 4.84% and the volatility of 40% that was estimated by analyzing the trading history of the Company’s stock. The 20,000 employee options had a fair value of $57,178. The related compensation expense is recognized on a straight-line basis over the four year vesting period.

On January 30, 2008, the Company’s 2008 Omnibus Long-term Incentive Plan was adopted and approved by shareholders. Pursuant to the 2008 Omnibus Long-term Incentive Plan, the Company reserved 2,000,000 shares of our common stock for issuance.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

In December 2009, 3,500 options were converted into 2,266 shares of common stock by the warrants holders using the cashless exercise.

The total stock option compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $980,196, $40,152 and $190,719, respectively. As of December 31, 2009, approximately $2.93 million of estimated expense with respect to un-vested stock-based awards has yet to be recognized and will be recognized in expense over the employee’s remaining service period of approximately 2.97 years.

The Company has stock options as follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, December 31, 2006	750,000	$1.25	$2,250,000
Granted	29,500	5.99	-
Forfeited
Exercised
Outstanding, December 31, 2007	779,500	$1.43	$8,925,615
Granted
Forfeited
Exercised
Outstanding, December 31, 2008	779,500	$1.43	$4,194,190
Granted	1,000,000	6.81	-
Forfeited
Exercised	(3,500)	4.51	-
Outstanding, December 31, 2009	1,776,000	$4.45	$16,120,860

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Price	Life	Options	Price	Life
750,000	$1.25	6.50	750,000	$1.25	6.50
6,000	$4.51	2.33	6,000	$4.51	2.33
20,000	$6.70	2.50	12,500	$6.70	2.50
1,000,000	$6.81	4.00	250,000	$6.81	4.00

Note 15 - Restricted stocks issued to employees

On December 1, 2009, pursuant to the Company's 2008 Omnibus Long-term Incentive Plan, the Company's Board of Directors authorized the issuance of 1,000,000 shares of restricted stocks for its employee with total 285,000 shares of restricted stocks issued to executive officers. The restricted stocks will vest evenly each year over the following four years, starting from the December 1, 2009. The Company used closing price of the Company’s stock at the time they were issued, based on the close price of $12.65, which was the close price of the Company’s stock on November 30, 2009. The 1,000,000 employee restricted stocks had a fair value of $12,650,000. The related compensation expense is recognized on a straight-line basis over the vesting periods.

The total restricted stock compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $263,542, $0, and $0 respectively.

Note 16 - Commitments and contingencies

Contingencies

In 2009, the Company filed four lawsuits against four different companies for the infringement of the Company’s intellectual properties in linear heat detectors and these four cases are still pending. The Company expects these four pending cases filed in 2009 will be settled in the Company’s favor. In 2009, the Company was counter-sued by one of the companies we filed suit against in two cases for the invalidation of the Company’s intellectual properties in linear heat detectors. As of March 10, 2010, these two cases are still pending.  The Company expects these two pending cases will be settled in the Company’s favor.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Although we cannot predict with certainty the result of the litigation matters, we believe that the outcomes of the above described matters will not have a material effect on our business or results of operations.

Note 17 – Restructuring of subsidiaries

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

After the restructuring of Beijing Zhong Xiao, the Company still has a significant continuing involvement in the historical operations of the manufacturing of fire safety and protection products through Sureland Equipment, which results in the Company failing the test in ASC 205-20-45 The failure of this test therefore does not require the classification of the disposal of Beijing Zhong Xiao as a discontinued operation.

Note 18 – Subsequent events

Investment of 5% interest in Sureland Fire & Security India Private Ltd (“Sureland India”)

Sureland India was incorporated in New Delhi of India with registered capital amounted to $51,398 (INR2,500,000). Sureland India engages in project design, consulting and construction service for the fire protection industry in India. In January, 2010, Sureland India received the approval from authorities of India government to accept foreign investment of 5% equity from China Fire Protection Group, Inc. China Fire Protection Group, Inc. has completed the payment of $2,710 (INR125,000) by the end of January, 2010. After the transaction, China Fire Protection Group, Inc. became a minority interest holder of Sureland Indian and the investment was recorded under the cost accounting method. The Company made an advance payment to Sureland Fire & Security India Private Ltd. in amount of $103,174 as of December 31, 2009 for prepayment of service and product delivery.

See report of independent registered public accounting firm

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Acquisition of 100% interest in Zeetech System Private Ltd (“Zeetech”)

Zeetech was incorporated in New Delhi of India with registered capital amounted to $2,215 (INR101,000). On February 4, 2010, China Fire Protection Group, Inc. signed an agreement to acquire 100.0% ownership in Zeetech from the existing shareholders for the consideration price of $2,215 (INR101,000) approximately equal to the net assets of Zeetech as of January 12, 2010, which was approximately $1,938 (INR88,387). After the closing of the acquisition, Zeetech is 100% owned by China Fire Protection Group, Inc. Currently, there is no business operation under the name of Zeetech.

The Company has performed an evaluation of subsequent events through the date of these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of December 31, 2009.

Note 19 – Quarterly financial information (unaudited)

For the fiscal year ended December 31, 2009, the Company has unaudited quarterly financial data information as following:

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$16,712,211	$22,731,868	$24,816,429	$16,920,690	$81,181,198
Gross profit	10,296,759	14,500,571	13,999,311	8,256,635	47,053,276
Net income	5,645,603	8,336,222	7,553,941	2,879,070	24,414,836
Basic EPS	0.20	0.30	0.27	0.11	0.88
Diluted EPS	0.20	0.29	0.27	0.10	0.86

See report of independent registered public accounting firm

EXHIBIT INDEX

Exhibit Number
2.1*	Securities Exchange Agreement, dated as of September 1, 2006, by and among the Company, China Fire Protection Group and Sureland, its subsidiary

3.1**	Restated Articles of Incorporation, filed with the state of Florida on October 18, 2006.

3.2**	Articles of Amendment to Articles of Incorporation & Designating Series A Convertible present Stock.

3.3	By-Laws - Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 4, 2008.

4.1**	Registaration Rights Agreement dated October 27, 2006 between the Company and named Investors

4.2**	Registaration Rights Agreement dated October 27, 2006 between the Company and named Shareholders

4.3**	Form of Series A Warrant to Purchase Shares of Common Stock of the Company.

4.4**	Form of Series B Warrant to Purchase Shares of Common Stock of the Company

4.5**
Escrow Agreement dated October 27, 2006 by and among the Company UNIPRO, H. C. Wainwright & Co., Inc., the Investor Representative, Gangjin Li, and Brian Li, and American Stock Transfer & Trust Company

4.6**	Form of H. C. Wainwright & Co., Warrant

4.7	2008 Omnibus Long Term Incentive Plan (Incorporated by reference from Exhibit 4.1 of Form S-8 filed on December 2, 2009)

4.8	Form Stock Option Agreement (Incorporated by reference from Exhibit 4.2 of Form S-8 filed on December 2, 2009)

10.1**	Construction Contract between Anshan Iron & Steel Group Corp. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2006

10.2**	Contract between Maanshan Iron & Steel Co., Ltd and. and Sureland Industrial Fire Safety Co., Ltd.

10.3**	Contract between Wuhan Iron & Steel (Group) Corp. and Sureland Industrial Fire Safety Co., Ltd.

10.4**	Purchase Contract between Beijing Zhongshiweiye Technologies Co. Ltd.. and Sureland Industrial Fire Safety Co., Ltd. Dated June 13, 2005

10.5**	Contract between Hangzhou New Epoch Fire Protection Science & Technology Co., Ltd and Sureland Industrial Fire Safety Co., Ltd. Dated December 5, 2005

10.6**	Contract between Guangzhou Jinshengyang Technologies Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated May 20, 2005

10.7**	Purchase and Sales Contract between Beijing Xinfangsheng Hardware Electric Products Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2005

10.8**	Purchase and Sales Contract between Sichuan Firefighting Machinery General Factory and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

10.9**	Purchase and Sales Contract between Beijing Tianningyihe Pipeline System Equipments Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

Exhibit Number

10.10**	Acceptance for Carriage Service Contract between Zhaijisong Express Co., LTD and Sureland Industrial Fire Safety Co., Ltd.

10.11**	Cooperation Contract between Lianxin International Trade (Shanghai Waigaoqiao Free Trade Zone) Co., Ltd. and Sureland Industrial Fire Safety Co., Ltd.

10.12**	Marketing Memorandum between Xi’an Systemsensor Electronic Co., Ltd and Sureland Industrial Fire Safety Co., Ltd.

10.13**	OEM Cooperation Agreement between Xi’an System Sensor Electronics, Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated May 26, 2004

10.14**	House Lease Contract between Beijing Bestpower Electrical Technology Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated December 1, 2004

10.15**	Stock Ownership Assignment Agreement

10.16****	Employment Agreement between the Company and Mr. Brian Lin

10.17****	Employment Agreement between the Company and Mr. Xiaoyuan Yuan

14.1***	Officers’ and Directors’ Code of Ethics

16.1	Letter of Moore Stephens Wurth Frazer and Torbet, LLP dated January 7, 2010. (Incorporated by reference from Exhibit 16.1 of Form 8-K filed January 7, 2010.)

21.1	List of Subsidiaries

23.1	Consent of Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP)

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated by reference from 8-K filed September 5, 2006 where it was filed as Exhibit 99.1

**	Incorporation by reference from 8-K filed November 2, 2006 where the exhibits were the same number

***	Incorporated by reference from Form 10-QSB, filed with the Commission on May 24,2004 where it was filed as Exhibit 10.4