Form 10-Q
period 2010-03-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2010-05-10
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010
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

As of May 10, 2010, the Registrant had 27,595,541 shares of common stock outstanding.

China Fire & Security Group, Inc.

Table of Contents

Item 1. Financial Statements

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND  DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,137,358	$34,976,880
Restricted cash	5,741,283	1,837,134
Notes receivable	5,609,303	4,274,268
Accounts receivable, net of allowance for doubtful accounts of $7,160,723 and $6,539,787 as of March 31, 2010 and December 31, 2009, respectively	31,862,625	30,989,569
Receivables from and prepayments to related parties	1,759,452	551,792
Other receivables	641,015	368,679
Refundable bidding and system contracting project deposits	1,538,677	1,774,330
Inventories	5,577,035	5,360,520
Costs and estimated earnings in excess of billings	43,713,982	36,562,573
Employee advances	1,409,465	953,625
Prepayments and deferred expenses	3,633,930	3,397,358
Total current assets	126,624,125	121,046,728

PLANT AND EQUIPMENT, net	8,761,779	8,617,521

OTHER ASSETS:
Restricted cash - non current	2,020,865	3,602,906
Accounts receivable - retentions	3,977,360	3,463,998
Deferred expenses - non current	116,045	116,045
Investment in joint ventures	480,547	477,837
Intangible assets, net	1,022,333	1,041,156
Total other assets	7,617,150	8,701,942

Total assets	$143,003,054	$138,366,191

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,515,131	$6,903,961
Accounts payable to related party	-	272,994
Customer deposits	2,277,836	2,182,790
Billings in excess of costs and estimated earnings	1,247,992	1,429,999
Other payables	488,169	333,121
Accrued liabilities	13,091,597	13,841,300
Taxes payable	8,752,516	9,002,470
Total current liabilities	32,373,241	33,966,635

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized, 27,595,541 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	27,595	27,595
Additional paid-in-capital	21,636,811	20,601,138
Statutory reserves	7,147,795	7,147,795
Retained earnings	74,513,274	69,266,049
Accumulated other comprehensive income	7,303,764	7,324,237
Total shareholders' equity	110,629,239	104,366,814
Noncontrolling interest	574	32,742
Total equity	110,629,813	104,399,556

Total liabilities and equity	$143,003,054	$138,366,191

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES
System contracting projects	$15,521,748	$13,003,184
Products	4,530,599	3,124,322
Maintenance services	891,379	584,705
Total revenues	20,943,726	16,712,211

COST OF REVENUES
System contracting projects	7,311,285	4,807,258
Products	1,454,067	1,211,653
Maintenance services	546,218	396,541
Total cost of revenues	9,311,570	6,415,452

GROSS PROFIT	11,632,156	10,296,759

OPERATING EXPENSES
Selling and marketing	1,996,198	1,902,318
General and administrative	2,940,077	1,680,639
Depreciation and amortization	200,106	193,394
Research and development	396,896	314,030
Total operating expenses	5,533,277	4,090,381

INCOME FROM OPERATIONS	6,098,879	6,206,378

OTHER INCOME (EXPENSES)
Other income	39,344	111,953
Other expenses	(4,081)	(1,257)
Interest income	83,800	122,096
Total other income (expenses)	119,063	232,792

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLING INTEREST	6,217,942	6,439,170

PROVISION FOR INCOME TAXES	1,002,874	793,567

NET INCOME BEFORE NONCONTROLLING INTEREST	5,215,068	5,645,603

Less: Net loss attributable to noncontrolling interest	(32,157)	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	5,247,225	5,645,603

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(20,473)	(178,217)

COMPREHENSIVE INCOME	$5,226,752	$5,467,386

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,595,541	27,586,593
Earnings per share	$0.19	$0.20

DILUTED EARNINGS PER SHARE
Weighted average number of shares	28,397,085	28,210,911
Earnings per share	$0.19	$0.20

The accompanying notes are an integral part of thes consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

				Retained Earnings		Accumulated other
	Common Stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	interest	Totals
BALANCE, December 31, 2008	27,586,593	$27,586	$19,357,409	$7,148,827	$44,850,181	$7,305,144	$-	$78,689,147

Net income (loss)					5,645,603			5,645,603
Options issued to employees			245,049					245,049
Foreign currency translation adjustment						(178,217)		(178,217)

BALANCE, March 31, 2009	27,586,593	27,586	19,602,458	7,148,827	50,495,784	7,126,927	-	84,401,582

Capital received from noncontrolling interest							88,003	88,003
Net income (loss)					18,769,233		(55,244)	18,713,989
Warrants exercised	6,682	7	(7)					-
Options exercised	2,266	2	(2)					-
Options issued to employees			735,147					735,147
Stock based compensation for services			263,542					263,542
Deconsolidation of statutory reserves held in Tianjin								-
Tianxiao Fire Safety Equipment Co., Ltd.				(1,032)	1,032			-
Foreign currency translation adjustment						197,310	(17)	197,293

BALANCE, December 31, 2009	27,595,541	27,595	20,601,138	7,147,795	69,266,049	7,324,237	32,742	104,399,556

Net income (loss)					5,247,225		(32,157)	5,215,068
Options issued to employees			245,047					245,047
Stock based compensation for services			790,626					790,626
Foreign currency translation adjustment						(20,473)	(11)	(20,484)

BALANCE, March 31, 2010	27,595,541	27,595	21,636,811	7,147,795	74,513,274	7,303,764	574	110,629,813

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010  AND 2009

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$5,247,225	$5,645,603
Net loss attributable to noncontrolling interest	(32,157)	-
Consolidated net income	5,215,068	5,645,603
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	196,621	200,767
Amortization	18,821	18,819
Provision for doubtful accounts	620,724	277,940
(Gain) Loss on disposal of equipment	-	(2,330)
Options issued to employees	245,049	245,049
Stock based compensation for services	790,625	-
Provision for estimated warranty claims	-	15,196
Change in operating assets and liabilities
Notes receivable	(1,334,580)	2,633,623
Accounts receivable	(2,006,671)	(1,333,640)
Receivables from and prepayments to related parties	(1,207,294)	(37,960)
Other receivables	(274,691)	(133,251)
Refundable bidding and system contracting project deposits	235,653	-
Inventories	(216,429)	502,187
Costs and estimated earnings in excess of billings	(7,148,973)	(5,156,880)
Employee advances	(455,684)	(494,077)
Prepayments and deferred expenses	(233,886)	491,626
Accounts payable	(442,237)	(632,044)
Customer deposits	95,042	(955,466)
Billings in excess of costs and estimated earnings	(181,946)	(1,451,470)
Other payables	154,995	(388,150)
Accrued liabilities	(969,344)	1,004,384
Taxes payable	(249,870)	2,038,035
Net cash (used in) provided by operating activities	(7,149,007)	2,487,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(340,642)	(71,018)
Proceeds from sale of equipment	-	15,278
Payments for long term investments	(4,648)	-
Net cash used in investing activities	(345,290)	(55,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(2,321,317)	426,650

Net cash (used in) provided by financing activities	(2,321,317)	426,650

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,908)	(158,088)

INCREASE (DECREASE) IN CASH	(9,839,522)	2,700,783

CASH and CASH EQUIVALENTS, beginning of year	34,976,880	26,655,333

CASH and CASH EQUIVALENTS, end of year	$25,137,358	$29,356,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,125,930	$-
Interest paid	$-	$-
NON-CASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
Reclassification of advances on building and equipment purchase to plant and equipment upon receipt of purchase	$-	$249,536

The accompanying notes are an integral part of thes consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 1 - Background

Principal Activities and Reorganization

China Fire & Security Group Inc. (the “Company” or “CFSG”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacture and sale of fire protection products and services for industrial customers in People’s Republic of China (“China”) and India.

Recent Developments

Investment of 5% interest in Sureland Fire & Security India Private Ltd (“Sureland India”)

Sureland India was incorporated in New Delhi, India with registered capital of $51,398 (INR2,500,000). Sureland India engages in project design, consulting and construction services for the fire protection industry in India. In January 2010, Sureland India received approval from the India government to accept foreign investment of 5% equity from China Fire Protection Group, Inc. China Fire Protection Group, Inc. has completed the payment of $2,710 (INR125,000) in January 2010. After the transaction, the Company became a minority interest holder of Sureland Indian and the investment was recorded under the cost accounting method. The Company made an advance payment to Sureland Fire & Security India Private Ltd. in amount of $138,672 as of March 31, 2010 for services.

Acquisition of 100% interest in Zeetech System Private Ltd (“Zeetech”)

Zeetech was incorporated in New Delhi, India with registered capital of $2,215 (INR101,000). On February 4, 2010, China Fire Protection Group, Inc. signed an agreement to acquire 100% ownership in Zeetech from the existing shareholders for the consideration price of $2,215 (INR101,000) approximately equal to fair value of the net assets as of January 12, 2010, which was approximately $1,938 (INR88,387). Thus, a loss of $277 was recognized in this transaction. After the closing of the acquisition, Zeetech is 100% owned by China Fire Protection Group, Inc. Zeetech does not currently have any operations.

Restructuring of Sureland Industrial

During the first quarter of 2010, our wholly-owned subsidiary, CFPG entered into an agreement with Zeetech, our subsidiary in which we own 100%, pursuant to which CFPG's entire interest (75%) in Sureland Industrial shall be transferred to Zeetech for nominal consideration.  The purpose of the transaction is to accommodate certain new Chinese regulations and requirements in the fire protection industry in China. On March 12, 2010, the transaction was approved by the Chinese Ministry of Commence.  Subsequent to the transfer, China Fire & Security Group, Inc. still holds 100% of the interest in Sureland Industrial through its subsidiaries.

Formation of Beijing Shian Kexin Technology Co., Ltd (“Shian Kexin”)

Shian Kexin was incorporated in May 2009 in Beijing, China with registered capital of $732,500 (RMB5,000,000). Shian Kexin is 100% owned by Sureland Industrial and engages in technology development, transfer and consulting, computer software development and selling of fire safe product and equipment.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Formation of Shenyang Hongshida Electronics Co., Ltd (“Shenyang Hongshida”)

Shenyang Hongshida was incorporated in Shenyang, Liaoning Province, China with registered capital of $1,465,000 (RMB10,000,000). Pursuant to Shengyang Hongshida’s by-laws dated on June 1, 2009, the registered capital is required to be injected over the subsequent two years. Shenyang Hongshida is 80% owned by Beijing Hua An with 20% noncontrolling interest owned by an unrelated party. Shenyang Hongshida engages in the production and sales of fire equipment, electronic products, instrumentation, computer parts and providing technical advisory services. Shenyang Hongshida will focus on the low- to middle-end segment of the fire products market. As of March 31, 2010, the registered capital received was $439,500 (RMB3,000,000) and the Company is in pre-operating stage.

Sale of 5% interest in King Galaxy Investments Limited (“King Galaxy”)

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

Restructuring of 83.3% ownership in Tianjin Tianxiao Fire Safety Equipment Co., Ltd. (“Tianxiao Equipment”)

On July 3, 2009, Sureland Industrial signed an agreement to transfer 83.3% ownership in Tianxiao Equipment to Tianjin Fire Protection Equipment Co., Ltd. for consideration approximately equal to the net assets of Tianxiao Equipment as of June 30, 2009, which was approximately $1.6 million (RMB 10.6 million). Thus, a loss of $913 was recognized in this transaction. The proceeds of $1.6 million have been fully received by the Company as of December 31, 2009.

After the restructuring, Sureland Industrial became a minority shareholder, with 16.7% ownership in Tianxiao Equipment.  The investment is recorded under the cost accounting method.  Sureland Industrial is continuing to purchase fire safety and protection products through Tiaoxiao Equipment, which does not require the classification of the deconsolidation of Tianxiao Equipment as a discontinued operation in accordance with FASB Accounting Standards Codification (“ASC”) 205-20-55.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group Inc. and Subsidiaries reflect the activities of the parent and the following subsidiaries:

Subsidiaries	Incorporated in	Ownership Percentage
China Fire Protection Group Inc. (“CFPG”)	British Virgin Islands	100%
Zeetech System Private Limited (“Zeetech”)	India	100%
Sureland Industrial Fire Safety Limited (“Sureland Industrial”)	People’s Republic of China	100%
Sureland Industrial Fire Equipment Co. Ltd. (“Sureland Equipment”)	People’s Republic of China	100%
Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”)	People’s Republic of China	100%
Beijing Shian Kexin Technology Co., Ltd	People’s Republic of China	100%
Shenyang Hongshida Electronics Co., Ltd	People’s Republic of China	80%

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation.

However, these consolidated financial statements are not indicative of a full year of operations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

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
March 31, 2010
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

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue is presented net of a value-added tax (“VAT”). All of the Company’s products that are sold in the People’s Republic of China (“PRC”) are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

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

Enterprise Wide Disclosure

Almost all of the Company’s products (fire detecting products, fire alarm control device, and water mist/sprinkler systems) are sold via system contracting projects or as part of the integrated product sales. The composition of these three types of products varies significantly from project to project, both in quantity and in dollar amounts. Although the Company could provide a breakdown of sales contribution for the Company’s own products for each project, it is almost impossible to provide revenues for each of the products when the revenue from each project is recognized based on a percentage of completion.  More importantly, the revenues from the Company’s own products do not accurately reflect the Company’s overall financial performance. The Company is a system contracting projects provider rather than a product vendor that sells their own products directly or through channels.  Therefore, it is not practical to separately disclose the revenues from external customers for each of the products.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Asset and liability accounts at March 31, 2010 were translated at 6.82 RMB to $1.00 and 45.00 INR to $1.00 as compared to 6.82 RMB to $1.00 at December 31, 2009.  Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statements accounts for the three months ended March 31, 2010 and 2009 were 6.82 RMB and 6.83 RMB, respectively. The average translation rates of INR applied to income statements accounts for the three months ended March 31, 2010 were 45.91 INR. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 5% residual value.  Depreciation expense amounted to $196,621, and $200,767 for the three months ended March 31, 2010 and 2009, respectively.

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

Long-term assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2010, the Company expects these assets to be fully recoverable.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Plant and equipment consists of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Buildings and improvements	$6,417,181	$6,439,015
Transportation equipment	3,323,226	3,307,236
Machinery	901,250	900,781
Office equipment	1,429,265	1,348,261
Furniture	148,096	165,736
Total depreciable assets	12,219,018	12,161,029
Less accumulated depreciation	(4,074,292)	(3,875,487)
Construction in progress	617,053	331,979
Plant and equipment, net	$8,761,779	$8,617,521

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China, Hong Kong and India. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong and India. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  The balances maintained in India are deposited in the branch of DBS Bank (Singapore) Limited, which are fully insured by the Government of Singapore until December 31, 2010. As of March 31, 2010 and December 31, 2009, the Company had deposits (including restricted cash balances) totaling to $32,546,173 and $33,603,047, respectively, that are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Company has one major customer who represents approximately 60% of the Company’s sales for the three months ended March 31, 2010. Accounts receivable from this customer were $0 as of March 31, 2010.

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

Restricted cash consists of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Restricted cash
Products sales	$3,816,765	$3,728,599
System contracting projects	3,945,383	1,711,441
Total restricted cash	7,762,148	5,440,040
Restricted cash - non current	(2,020,865)	(3,602,906)
Restricted cash - current	$5,741,283	$1,837,134

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method.

Inventories consist of the following as of:

	March 31, 2010 (Unaudited)	December 31, 2009
Raw materials	$176,259	$144,829
Finished goods	4,139,280	4,574,075
Work in progress	1,261,496	641,616
Total	$5,577,035	$5,360,520

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.  The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of March 31, 2010 and December 31, 2009, the Company determined no reserves are necessary.

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

Accounts receivable consists of the following:
	March 31, 2010 (Unaudited)	December 31, 2009
Accounts receivable:
System contracting projects	$19,434,604	$23,814,248
Maintenance services	3,440,464	3,190,843
Products sales	20,125,640	13,988,263
Total accounts receivable	43,000,708	40,993,354
Allowance for bad debts	(7,160,723)	(6,539,787)
Accounts receivable, net	35,839,985	34,453,567
Accounts receivable - non-current retentions	(3,977,360)	(3,463,998)
Accounts receivable - current	$31,862,625	$30,989,569

The activity in the allowance for doubtful accounts for trade accounts receivable for the three months ended March 31, 2010 and for the year ended December 31, 2009 is as follows:

	March 31, 2010 (Unaudited)	December 31, 2009
Beginning allowance for doubtful accounts	$6,539,787	$4,370,362
Additional charged to bad debt expense	620,724	2,172,588
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	212	(3,163)
Ending allowance for doubtful accounts	$7,160,723	$6,539,787

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Retentions held by customers of system contracting projects included in the Company’s accounts receivable are as follows:
	March 31, 2010 (Unaudited)	December 31, 2009
Retentions
Current	$3,113,089	$2,967,248
Non-current	3,977,360	3,463,998
Total retentions	$7,090,449	$6,431,246

These balances represent portions of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

Costs and estimated earnings in excess of billings

The current asset, “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

Costs and estimated earnings in excess of billings consist of the following:
	March 31, 2010 (Unaudited)	December 31, 2009
Contract costs incurred plus recognized profits less recognized losses to date	$123,032,222	$116,754,059
Less: progress billings	(79,318,240)	(80,191,486)
Costs and estimated earnings in excess of billings	$43,713,982	$36,562,573

Billings in excess of costs and estimated earnings

The current liability, “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Billings in excess of costs and estimated earnings consists of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Progress billings	$16,508,780	$14,679,369
Less: contracts costs incurred plus recognized profits less recognized losses to date	(17,756,772)	(16,109,368)
Billings in excess of costs and estimated earnings	$1,247,992	$1,429,999

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

Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge to the customer.  The Company maintains a provision for potential warranty costs on these products for one year.  This provision represents management’s assessment of the Company’s history of warranty costs while incorporating estimates by the quality review staff of the potential product failure rates.  The Company records a warranty obligation in selling expense at the time revenue is recognized.   For the three months ended March 31, 2010 and 2009, the Company recorded $0, and $15,196, respectively, as a provision for estimated warranty claims.

Fair value of financial instruments

ASC 825-10-50, "Disclosures about Fair Value of Financial Instruments," defines financial instruments and requires fair value disclosures for those instruments. ASC 820-10, "Fair Value Measurements," adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Investments in joint ventures are also a financial instrument.  The Company invested $167,237 (RMB 1,140,000) in Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% equity interest, invested $310,600 in Tianxiao Fire Safety Equipment Co., Ltd. for 16.7% ownership and $2,710 in Sureland India for 5% equity interest. Total investment as of March 31, 2010 amounted to $480,547; there is no quoted or observable market price for the fair value of similar long term investments in joint ventures.  The Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contributed to the joint ventures.

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

Technology rights - In May 2007, the Company acquired the rights to manufacture two fire protection products and the costs of these rights are being amortized over ten years using the straight-line method.

Intangible assets consist of the following:
	March 31, 2010 (Unaudited)	December 31, 2009
Land use rights	$770,789	$770,789
Technology rights	608,745	608,745
Accumulated amortization	(357,201)	(338,378)
Balance	$1,022,333	$1,041,156

Amortization expense amounted to $18,821 and $18,819 for the three months ended March 31, 2010 and 2009, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Intangible assets of the Company are reviewed annually, or more often when circumstances require, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2010, the Company expects these assets to be fully recoverable.

Income taxes

The Company reports income taxes pursuant to ASC 740, “Accounting for Income Taxes” ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”). ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Deferred tax assets amounted to $28,339 and $84,126 as of March 31, 2010 and December 31, 2009, respectively, and are classified as prepayment and deferred expenses in the accompanying consolidated balance sheets.

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
March 31, 2010
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

VAT on sales and VAT on purchases amounted to $1,467,891 and $844,159 for the three months ended March 31, 2010, respectively. VAT on sales and VAT on purchases amounted to $980,467 and $793,772 for the three months ended March 31, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

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
March 31, 2010
(Unaudited)

Recently issued accounting pronouncements

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

In January 2010, FASB issued ASU No. 2010-01- "Accounting for Distributions to Shareholders with Components of Stock and Cash." The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of this ASU does not have material impact on the Company’s consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

In January 2010, FASB issued ASU No. 2010-02 – "Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification." The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. Adoption of this ASU does not have material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – "Improving Disclosures about Fair Value Measurements." This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended March 31:

	2010 (Unaudited)	2009 (Unaudited)
Net income for earnings per share	$5,247,225	$5,645,603

Weighted average shares used in basic computation	27,595,541	27,586,593
Diluted effect of stock options and warrants	801,544	624,318
Weighted average shares used in diluted computation	28,397,085	28,210,911

Earnings per share:
Basic	$0.19	$0.20
Diluted	$0.19	$0.20

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

As of March 31, 2010 and 2009, all outstanding stock options and restricted stocks were included in the calculation of diluted earnings per share.

Note 4 - Related party transactions

The Company has other receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has a 19% ownership interest. The accounts receivable due from Hubei Shou An was $155,433 as of March 31, 2010, which resulted from product sales prior to December 31, 2009. This amount is expected to be repaid by December 31, 2010 in cash.

In addition, the Company has accounts receivable from Hubei Shou An in the amounts of $400,284 and $396,359 as of March 31, 2010 and December 31, 2009, respectively.  This balance was for operating capital in Hubei Shou An and is expected to be repaid by December 31, 2010 in cash.

The Company has prepayments to Tianjin Tianxiao Fire Safety Equipment Co., Ltd., in which the Company has 16.7% ownership interest. The prepayment to Tianjin Tianxiao Fire Safety Equipment Co., Ltd. was $1,065,062 as of March 31, 2010 and accounts payable were $272,994 as of December 31, 2009, resulting from product purchases of $1,407,126 for the three months ended March 31, 2010, after the restructuring of 83.3% ownership interest in Tianxiao Equipment.

Advance payments to Sureland India were $138,672 and $103,174 as of March 31, 2010 and December 31, 2009, respectively.  This balance was for the advance payment to Sureland India for the delivery of future services.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $5,609,303 and $4,274,268 as of March 31, 2010 and December 31, 2009, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on system contracting projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them to start performing the services.  Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $3,633,930 and $3,397,358 as of March 31, 2010 and December 31, 2009, respectively.

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

In January, 2010, the company invested $2,710 (INR125,000) for a 5% interest in Sureland India as a non-controlling interest holder. The investment is recorded under the cost accounting method.

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders and maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within nine months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy.  Customer deposits also represent amounts advanced by customers on system contracting projects deposits. The advance payment will apply to the invoices when the Company bills the customer based on the progression of the projects. As of March 31, 2010 and December 31, 2009, customer deposits amounted to $2,277,836, and $2,182,790, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of the balance sheet date for system contracting projects. Accrued liabilities also represent an accrued estimation of warranty expenses.  As of March 31, 2010 and December 31, 2009, accrued liabilities amounted to $13,091,597 and $13,841,300 respectively.

Note 10 - Income taxes

Local PRC Income Tax.

Starting from January 1, 2008, all of the Company’s Chinese subsidiaries are subject to a 25% income tax rate according to the newly issued Income Tax Laws of the PRC. According to the PRC’s central government policy, certain new technologies and/or high technology companies will enjoy preferential tax rate of 15%, instead of 25%. Beijing Hua An qualifies for the preferential tax treatment. Sureland Industrial, Sureland Equipment and Beijing Hua An will receive a 50% income tax reduction for three years beginning in January 2009 due to the fact that they are located in a specially designated region.

India Project Office Income Tax

The Company’s operation in India is managed on a project basis and projects are conducted under the name of CFPG or Sureland Industrial as a foreign enterprise. Under the India Income Tax Act, the Company’s projects are generally subject to an income tax at an effective rate of 40% on income reported in the statutory financial statements after appropriate tax adjustments in accordance with Indian tax regulations.

The Company’s subsidiaries are paying the following tax rate for three months ended March 31, 2010

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Shian Kexin	-%	25.0%
Zeetech	-	40.0%
India Project Office	-%	40.0%
Shanyang Hongshida	-%	25.0%

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The provision for income taxes amounted to $1,002,874 and $793,567 for the three months ended March 31, 2010 and 2009, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31:

	2010 (Unaudited)	2009 (Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(18.3)	(13.7)
Other item (1)	9.4	1.0
Total provision for income taxes	16.1%	12.3%

(1)  The 9.4% and 1% represents $1,387,159 and $420,063 in expenses incurred by CFSG and CFPG that are not deductible in PRC for the three months ended March 31, 2010, and 2009, respectively.

The estimated tax savings for the three months ended March 31, 2010 and 2009 amounted to $1,139,778 and $785,479, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would reduce basic and diluted earnings per share for the three months ended March 31, 2010, and 2009 by $0.04 respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0 for income tax purposes for the three months ended March 31, 2010.  The estimated net operating loss carry forwards for United States income taxes amounted to $1,042,671 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilize, from 2025 through 2027.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the three months  ended March 31, 2010 and 2009 was $0 and the accumulated valuation allowance as of March 31, 2010 amounted to $354,508. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $78.3 million as of March 31, 2010, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Taxes payable

Taxes payable consisted of the following:
	March 31, 2010 (Unaudited)	December 31, 2009
VAT taxes payable	$4,348,070	$4,636,786
Income taxes payable	2,720,462	2,936,047
Sales taxes	1,592,287	1,358,372
Other taxes payable	91,697	71,265
Total	$8,752,516	$9,002,470

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2010 and 2009. The contributions are charged to the consolidated income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $100,429, and $46,512 for the three months ended March 31, 2010 and 2009, respectively.

Note 12 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before an enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include a surplus reserve fund and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

Because the surplus reserve fund already totals 50% of Sureland Industrial, Sureland Equipment, and Beijing Hua An’s registered capital, the Company did not reserve any surplus reserve fund at the end of March 31, 2010 for these subsidiaries.  As of March 31, 2010, the remaining reserve required for Shian Kexin and Shenyang Hongshida to fulfill the 50% registered capital requirement totaled $586,800.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the three months ended March 31, 2010 and 2009.

Note 13 - Warrants

On February 1, 2007, CFPG issued 50,000 warrants to Hayden Communication, the Company’s investor relations consultant, as part of its compensation. These warrants meet the conditions for equity classification pursuant to SFAS 133 and EITF 00-19. Therefore, the warrants were classified as equity and accounted for as compensation expenses. The warrants vested on February 1, 2008. The Company used the Black-Scholes model to value the options at the time they were issued, based on an exercise price of $4.25 and expiration dates of the instruments, a risk-free rate of 4.84% and volatility of 50%. These 50,000 warrants had a fair value of $94,274 on the date of the grant and were recognized over the one year service period.

In 2008, a total of 40,000 warrants were converted into 26,066 shares of common stock by Hayden Communications using a cashless exercise option.

In June 2009, the remaining 10,000 warrants were converted into 6,682 shares of common stock using a cashless exercise. There were no outstanding warrants as of March 31, 2010.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 14 - Options issued to employees

On April 20, 2007, CFPG issued 9,500 options to the Company’s four independent directors as part of their compensation. The options will vest one year from the issuance date. The fair value of these options was determined to be $19,428 using the Black Scholes model with the following assumptions: volatility 45%; risk free interest rate 4.57%; dividend yield of 0% and expected term of 5 years. Options were vested immediately at an exercise price of $4.51 per share which was the close price of the Company’s stock on April 19, 2007. Because the services that the independent directors are to provide started from the second quarter of 2007 and will last for one year, the related compensation expense is recognized on a straight-line basis over the total service period.

On July 1, 2007, CFPG issued 20,000 options to the Company’s Chief Accounting officer, who joined the Company as of the same day.  The options will vest over four years. The Company used the Black Scholes model to value the options at the time they were issued, based on an exercise price of $6.70, which was the closing price of the Company’s stock on June 30, 2007, expiration dates of the instruments, using a risk-free rate of 4.84% and the volatility of 40% that was estimated by analyzing the trading history of the Company’s stock. The 20,000 employee options had a fair value of $57,178. The related compensation expense is recognized on a straight-line basis over the four year vesting period.

On January 30, 2008, the Company’s 2008 Omnibus Long-term Incentive Plan was adopted and approved by shareholders. Pursuant to the 2008 Omnibus Long-term Incentive Plan, the Company reserved 2,000,000 shares of common stock for issuance.

On December 31, 2008, pursuant to the Company's 2008 Omnibus Long-term Incentive Plan, the Company's Board of Directors authorized the issuance of 1,000,000 shares of options for its employees with a total of 800,000 options issued to executive officers. The options will vest evenly each quarter over the following four years, starting from the first quarter of 2009. The Company used the Black Scholes Model to value the options at the time they were issued, based on the exercise price of $6.81, which was the closing price of the Company’s stock on December 31, 2008 and using the risk-free rate of 0.875%, 1.125%, 1.313% and 1.5% and the volatility of 86% that was estimated by analyzing the trading history of the Company’s stock. Because the Company did not have historical history exercise period from its previous issued option, the Company used the simplified method to calculate the term, which is the midpoint between the start vesting date and expiration date of the options, as a variable of the model. The 1,000,000 employee options had a fair value of $3,863,606. The related compensation expense is recognized on a straight-line basis over the four year vesting period.

In December 2009, 3,500 options were converted into 2,266 shares of common stock.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The total stock option compensation expense recognized for the three months ended March 31, 2010 and March 31, 2009 was $245,049. As of March 31, 2010, approximately $2.68 million of estimated expense related to un-vested stock-based awards has yet to be recognized and will be recognized over the employee’s remaining service period of approximately 2.73 years.

The Company has stock options as follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, December 31, 2008	779,500	$1.43	$8,925,615
Granted	1,000,000	6.81	-
Forfeited
Exercised	(3,500)	4.51	-
Outstanding, December 31, 2009	1,776,000	$4.45	$16,120,860
Granted
Forfeited
Exercised
Outstanding, March 31, 2010 (Unaudited)	1,776,000	$4.45	$15,126,300

Following is a summary of the status of options outstanding at March 31, 2010:
Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Price	Life	Options	Price	Life
750,000	$1.25	6.25	750,000	$1.25	6.25
6,000	$4.51	2.08	6,000	$4.51	3.08
20,000	$6.70	2.25	13,750	$6.70	2.25
1,000,000	$6.81	3.75	312,500	$6.81	3.75

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 15 - Restricted stocks issued to employees

On December 1, 2009, pursuant to the Company's 2008 Omnibus Long-term Incentive Plan, the Company's Board of Directors authorized the issuance of 1,000,000 shares of restricted stocks for its employee with total 285,000 shares of restricted stocks issued to executive officers. The restricted stocks will vest evenly each year over the following four years, starting from the December 1, 2009. The Company used the closing price of the Company’s stock at the time they were issued, based on the closing price of $12.65, which was the closing price of the Company’s stock on November 30, 2009. The 1,000,000 employee restricted stocks had a fair value of $12,650,000. The related compensation expense is recognized on a straight-line basis over the vesting periods.

The total restricted stock compensation expense recognized for the three months ended March 31, 2010 and 2009 was $790,625 and $0 respectively.

Note 16 - Commitments and Contingencies

Contingencies

In 2009, the Company filed four lawsuits against four different companies for the infringement of the Company’s intellectual properties in linear heat detectors. These four cases are still pending. The Company expects these four pending cases will be settled in the Company’s favor. In 2009, as a defensive move by the Company’s lawsuit against one company, the Company was counter-sued by the company in two cases for the invalidation of the Company’s intellectual properties in linear heat detectors and these two cases are still pending. These two cases are still pending.  The Company expects these two pending cases will be settled in the Company’s favor in the future as well.

The Company cannot predict with certainty the result of the litigation matters and believes that the outcome of the above described matters will not have a material effect on its business or results of operations.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 17 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date the financial statements were issued.

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

Overview

We are engaged in the design, development, manufacturing and sale of fire protection products and services for large industrial firms in China and international markets. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is one of the first companies in China to leverage high technology for fire protection and safety on behalf of its clients including iron and steel companies, power plants, petrochemical plants, as well as, special purpose construction companies in China and other international markets.

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

In May 2009, Shenyang Hongshida Electronics Co., Ltd. (“Hongshida”) was incorporated in Shenyang, Liaoning Province, China under the laws of the PRC with registered capital of RMB10,000,000 or approximately  $1,465,000. Hongshida is 80% owned by Beijing Hua An Times Fire Safety Technology Co., Ltd. ("Beijing Hua An") with a 20% non-controlling interest owned by an unrelated party. Beijing Hua An is 100% owned by Sureland Industrial.

During the first quarter of 2010, our wholly-owned subsidiary, China Fire Protection Group, Inc. entered into an agreement with Zeetech System Private Limited (“Zeetech”), our subsidiary in which we own 100%, pursuant to which China Fire Protection Group Inc.’s entire interest (75%) in Sureland Industrial shall be transferred to Zeetech for nominal consideration. The purpose of the transaction is to comply with certain new Chinese regulations and requirements in the fire protection industry in China. On March 12, 2010, the transaction was approved by the Chinese Ministry of Commence. Subsequent to the transfer, China Fire & Security Group, Inc. still holds 100% of the interest in Sureland Industrial through its subsidiaries.

As of March 31, 2010, Sureland operates more than 20 sales and liaison offices in China. Sureland has been ranked as the leading Chinese industrial fire safety company and the largest contractor by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Its key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Its products have been used by its customers in more than 20 provinces throughout China.

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

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting and, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer or in accordance with paragraphs 62 and 65 of AICPA Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" ("SOP 81-1")

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at the average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of changes in equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered into any currency trading or hedging, although there is no assurance that the Company will not enter into such activities in the future.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	15,521,748	74.1%	13,003,184	77.8%	2,518,563	19.4%
Products	4,530,599	21.6%	3,124,322	18.7%	1,406,277	45.0%
Maintenance services	891,379	4.3%	584,705	3.5%	306,674	52.4%
Total Revenue	20,943,726	100.0%	16,712,211	100.0%	4,231,514	25.3%

Total revenues were approximately $20.9 million for the three months ended March 31, 2010 as compared to approximately $16.7 million for the three months ended March 31, 2009, an increase of approximately $4.2 million or 25.3 percent. This increase was primarily due to the increase in our revenues from system contracting projects, product sales and maintenance services during the period. The Company recognized revenues from 197 total solution, product sales and maintenance contracts for the three months ended March 31, 2010 as compared to 212 contracts for the three months ended March 31, 2009.

Revenues from system contracting projects increased by 19.4 percent to $15.5 million derived from 85 contracts for the three months ended March 31, 2010, compared to $13.0 million derived from 121 contracts for the three months ended March 31, 2009. The increase in revenues from system contracting projects was mainly attributable to the successful execution of large iron and steel projects for the Wuhan Iron and Steel Group and the Jinan Iron and Steel Group. Revenues from our product sales were $4.5 million with 61 contracts executed for the three months ended March 31, 2010, compared to $3.1 million with 39 contracts executed for the three months ended March 31, 2009. The increase in the revenues from product sales was mainly attributable to the increased demand in our linear heat detectors and other fire protection products during the period. The revenues from maintenance service increased by 52.4 percent to $0.9 million derived from 51 contracts for the three months ended March 31, 2010, compared to $0.6 million derived from 52 contracts for the three months ended March 31, 2009. The increase in revenues from maintenance service was mainly attributable to the increase in our average monthly maintenance charge to our customers in the iron and steel industry as a result of an increase in the number of maintenance contracts with higher monthly fees.

In particular, the three largest total solution projects were from Wuhan Iron and Steel Group, Jinan Iron and Steel Group, and Taiyuan Iron and Steel Corporation, which collectively contributed approximately $14.2 million of revenues, representing 67.9 percent of total revenues for the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2010		2009		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	7,311,285	47.1%	4,807,258	37.0%	2,504,027	52.1%
Products	1,454,067	32.1%	1,211,653	38.8%	242,416	20.0%
Maintenance services	546,218	61.3%	396,541	67.8%	149,677	37.7%
Total Cost of Revenues	9,311,570	44.5%	6,415,452	38.4%	2,896,118	45.1%

Gross Profit
System contracting projects	8,210,463	52.9%	8,195,926	63.0%	14,537	0.2%
Products	3,076,532	67.9%	1,912,669	61.2%	1,163,863	60.9%
Maintenance services	345,161	38.7%	188,164	32.2%	156,997	83.4%
Total Gross Profit	11,632,156	55.5%	10,296,759	61.6%	1,335,397	13.0%

Cost of revenues for the three months ended March 31, 2010 was approximately $9.3 million, as compared to $6.4 million for the three months ended March 31, 2009, an increase of approximately $2.9 million or 45.1%. The increase in our cost of revenues was mainly driven by the increase in our revenue as well as the increase in our unit labor and material costs while we executed our contracts during the period. Gross profit for the three months ended March 31, 2010 was approximately $11.6 million, as compared to $10.3 million for the three months ended March 31, 2009, an increase of approximately $1.3 million or 13.0 percent. Gross margin for the three months ended March 31, 2010 was 55.5 percent, which is lower than the gross margin of 61.6 percent for the three months ended March 31, 2009. The decrease in our gross margin was mainly due to the decrease in the gross margin of our total solutions, offset by the increase in the gross margin of our product sales and maintenance service during the period.

Gross margin of system contracting projects was 52.9 percent for the three months ended March 31, 2010, which is lower than the gross margin of 63.0 percent for the three months ended March 31, 2009. The decrease in the gross margin of system contracting protects was mainly attributable to the lower percentage of self-manufactured proprietary products sold through system contracting contracts during the period. The gross margin of product sales was 67.9 percent for the three months ended March 31, 2010, compared to 61.2 percent for the three months ended March 31, 2009. The increase in the gross margin of product sales was mainly attributable to the product mix during the period.

	For the Three Months Ended March 31,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	1,996,198	9.5%	1,902,318	11.4%	93,880	4.9%
General Administrative	2,940,077	14.0%	1,680,639	10.1%	1,259,438	75.0%
Depreciation and Amortization	200,106	1.0%	193,394	1.2%	6,712	3.5%
R&D	396,896	1.9%	314,030	1.9%	82,866	26.4%
Total Operating Expenses	5,533,277	26.4%	4,090,381	24.5%	1,442,896	35.3%
Income From Operations	6,098,879	29.1%	6,206,378	37.1%	(107,499)	(1.7)%

Operating expenses were approximately $5.5 million for the three months ended March 31, 2010 as compared to approximately $4.1 million for the three months ended March 31, 2009, an increase of approximately $1.4 million or 35.3 percent. The increase in operating expenses was mainly due to the increase in our general administrative expenses..

Selling expenses were approximately $2.0 million for the three months ended March 31, 2010 as compared to approximately $1.9 million for the three months ended March 31, 2009, an increase of approximately $0.09 million or 4.9 percent. General administrative expenses were approximately $2.9 million for the three months ended March 31, 2010, as compared to approximately $1.7 million for the three months ended March 31, 2009, an increase of approximately $1.3 million or 75.0 percent. The significant increase in our general administrative expenses was mainly attributable to increase in non-cash options and restricted stock expenses and increase in employees’ salary and compensation. Depreciation and amortization expenses were approximately $0.2 million for the three months ended March 31, 2010 as compared to approximately $0.2 million for the three months ended March 31, 2009, a slight increase of $6,712 or 3.5 percent. R&D expenses were approximately $0.4 million for the three months ended March 31, 2010 as compared to approximately $0.3 million for the three months ended March 31, 2009, an increase of $82,866 or 26.4 percent. The increase in our R&D expenses was mainly attributable to the variance in expenditures required in different product development cycles.

Operating income was approximately $6.1 million for the three months ended March 31, 2010 as compared to approximately $6.2 million for the three months ended March 31, 2009, a decrease of $0.1 million or 1.7 percent. The decrease in our operating income was mainly attributable to the increase in our revenues offset by lower operating margin during this period.

Total other income was $39,344 for the three months ended March 31, 2010 as compared to $111,953 for the three months ended March 31, 2009, a decrease of $72,609 or 64.9 percent.

Income before income tax was approximately $6.2 million for the three months ended March 31, 2010 as compared to approximately $6.4 million of income before income tax for the three months ended March 31, 2009. The slight decrease in income before income tax was mainly due to the increase in our revenues offset by the decrease in our operating margin and increase in operating expenses during the period. Provision for income tax was approximately $1.0 million for the three months ended March 31, 2010 with effective tax rate of approximately 16.1 percent, as compared to approximately $0.8 provision for income tax for the three months ended March 31, 2009.

Our net income was approximately $5.2 million for the three months ended March 31, 2010 as compared to approximately $5.6 million in net income for the three months ended March 31, 2009, a decrease of $0.4 million or 7.6 percent. The decrease in our net income was mainly attributable to the decrease in our gross margin and increase in operating expenses during the period, offset by the increase in our revenues during the period.

Currency translation adjustments resulting from RMB appreciation process amounted to $20,473 and $178,217 as of the three months ended March 31, 2010 and 2009, respectively.

The comprehensive income, which adds the currency adjustment to the net income, were approximately $5.2 million for the three months ended March 31, 2010 as compared to approximately $5.4 million in comprehensive income for the three months ended March 31, 2009, a decrease of $0.2 million.

Statement of Cash Flow
	For the Three months Ended March 31,
	2010	2009

Net cash (used in) provided by operating activities	$(7,149,007)	$2,487,961
Net cash used in investing activities	(345,290)	(55,740)
Net cash (used in) provided by financing activities	(2,321,317)	426,650
Effect of foreign currency translation on cash and cash equivalents	(23,908)	(158,088)
Net cash flow	$(9,839,522)	$2,700,783

Operating Activities

Net cash used by operating activities was approximately $7.1 million for the three months ended March 31, 2010 as compared to approximately $2.5 million in net cash provided by operating activities for the same period in 2009. Net cash used by operating activities in the three months ended March 31, 2010 was mainly due to a $1.3 million increase in notes receivable, $3.2 million increase in accounts receivable and receivable from related parties, $7.1 million increase in costs and estimated earnings in excess of billings, and $1.2 million decrease in accrued liabilities, offset by the net income of $5.2 million.

The increase of $7.1 million in costs and estimated earnings in excess of billings was mainly due to the increase in the aggregate value of projects where we have recognized revenues more than we have billed the customers, while the decrease of $0.2 million in billings in excess of costs and estimated earnings was mainly due to the decrease in the aggregate value of projects where we have billed our customers less than we have recognized revenues.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2010 was $345,290 as compared to net cash used in investing activities of $55,740 in the same period of 2009. The cash used in investing activities in the three months ended March 31, 2010 was mainly attributable to the capital expenditure in the purchase of new equipment.

Financing Activities

Net cash used by financing activities in the three months ended March 31, 2010 totaled $2.3 million as compared to $0.4 million generated in financing activities in the same period of 2009. The cash used by financing activities in the three months ended March 31, 2010 was mainly attributable to the increase in restricted cash during the period.

As a result of the total cash activities, net cash decreased $9.8 million from December 31, 2009 to March 31, 2010. We believe that our currently available working capital of $94.3 million, including cash and cash equivalents of $25.1 million, is adequate to sustain our operations at our current level and our anticipated expansion.

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

Foreign Currency Risk

Our business is operated in the PRC and India, and its value is effectively denominated in Renminbi and India’s Rupee. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi and U.S. dollar and India’s Rupee could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi and India’s Rupee, and so our exposure to foreign exchange risks should generally be limited. We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of Renminbi and India’s Rupee against U.S. dollars will devaluate the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi and India’s Rupee against U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In China and India, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all.

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls. As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective at March 31, 2010.

(b)   Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred in the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FIRE & SECURITY GROUP, INC.

Dated: May 10, 2010	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: May 10, 2010	By:	/s/ Brian Lin
Brian Lin
Acting Chief Financial Officer