Form 10-Q/A
period 2010-03-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2010-05-11
CIK 1271940

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission on May 10, 2010 is being filed for the purpose of amending the disclosure related to the restructuring of Sureland Industrial Fire Safety Limited on page 7 and page 35.

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

Restructuring of Sureland Industrial

During the first quarter of 2010, our wholly-owned subsidiary, CFPG entered into an agreement with Zeetech, our subsidiary in which we own 100%, pursuant to which CFPG's entire interest (75%) in Sureland Industrial shall be transferred to Zeetech. On March 12, 2010, the restructing transaction was approved by the Chinese Ministry of Commence.  Subsequent to the transfer, China Fire & Security Group, Inc. still holds 100% of the interest in Sureland Industrial through its subsidiaries.

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

During the first quarter of 2010, our wholly-owned subsidiary, China Fire Protection Group, Inc. entered into an agreement with Zeetech System Private Limited (“Zeetech”), our subsidiary in which we own 100%, pursuant to which China Fire Protection Group Inc.’s entire interest (75%) in Sureland Industrial shall be transferred to Zeetech. On March 12, 2010, the restructuring transaction was approved by the Chinese Ministry of Commence. Subsequent to the transfer, China Fire & Security Group, Inc. still holds 100% of the interest in Sureland Industrial through its subsidiaries.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FIRE & SECURITY GROUP, INC.

Dated: May 11, 2010	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: May 11, 2010	By:	/s/ Brian Lin
Brian Lin
Acting Chief Financial Officer