Form 10-Q
period 2010-06-30
CHINA FIRE & SECURITY GROUP, INC.
filed 2010-08-09
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Fire & Security Group, Inc.
(Name of small business issuer in its charter)
Florida	65-1193022
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

B-2508 TYG Center, C2
Dongsanhuanbeilu,
Chaoyang District, Beijing 100027,
People’s Republic of China	100027
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (86-10) 8441 7400.

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

As of August 9, 2010, the registrant had 27,595,541 shares of common stock outstanding.

China Fire & Security Group, Inc.

Table of Contents

Item 1. Financial Statements

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,2010 AND  DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,773,889	$34,976,880
Restricted cash	4,324,670	1,837,134
Notes receivable	2,836,706	4,274,268
Accounts receivable, net of allowance for doubtful accounts of $7,274,109 and $6,539,787 as of June 30, 2010 and December 31, 2009, respectively	34,350,836	30,989,569
Receivables from related parties	156,069	156,599
Other receivables	616,311	368,679
Other receivables from related parties	1,217,736	395,193
Refundable bidding and system contracting project deposits	1,596,790	1,774,330
Inventories	5,528,866	5,360,520
Costs and estimated earnings in excess of billings	55,302,042	36,562,573
Employee advances	1,407,024	953,625
Prepayments and deferred expenses	3,667,230	3,397,358
Total current assets	138,778,169	121,046,728

PLANT AND EQUIPMENT, net	8,887,674	8,617,521

OTHER ASSETS:
Restricted cash - non current	3,566,050	3,602,906
Accounts receivable – retentions	2,941,189	3,463,998
Deferred expenses - non current	116,519	116,045
Investment in joint ventures	482,502	477,837
Intangible assets, net	1,005,912	1,041,156
Total other assets	8,112,172	8,701,942

Total assets	$155,778,015	$138,366,191

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,769,594	$6,903,961
Accounts payable to related party	-	272,994
Customer deposits	2,476,834	2,182,790
Billings in excess of costs and estimated earnings	1,488,334	1,429,999
Other payables	472,175	333,121
Accrued liabilities	15,861,264	13,841,300
Taxes payable	8,181,622	9,002,470
Total current liabilities	37,249,823	33,966,635

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized, 27,595,541 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	27,595	27,595
Additional paid-in-capital	22,672,485	20,601,138
Statutory reserves	7,147,795	7,147,795
Retained earnings	80,846,934	69,266,049
Accumulated other comprehensive income	7,791,584	7,324,237
Total shareholders' equity	118,486,393	104,366,814
Noncontrolling interest	41,799	32,742
Total equity	118,528,192	104,399,556

Total liabilities and equity	$155,778,015	$138,366,191

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
System contracting projects	$18,267,248	$18,290,930	$33,788,996	$31,294,114
Products	3,556,422	3,791,491	8,087,021	6,915,813
Maintenance services	1,009,761	649,447	1,901,140	1,234,152
Total revenues	22,833,431	22,731,868	43,777,157	39,444,079

COST OF REVENUES
System contracting projects	7,876,558	6,970,283	15,187,843	11,777,541
Products	1,856,133	865,395	3,310,200	2,077,048
Maintenance services	705,688	395,619	1,251,906	792,160
Total cost of revenues	10,438,379	8,231,297	19,749,949	14,646,749

GROSS PROFIT	12,395,052	14,500,571	24,027,208	24,797,330

OPERATING EXPENSES
Selling and marketing	2,209,162	2,237,873	4,205,360	4,140,191
General and administrative	2,618,664	1,983,443	5,558,741	3,664,082
Depreciation and amortization	202,055	183,456	402,161	376,850
Research and development	399,701	519,987	796,597	834,017
Total operating expenses	5,429,582	4,924,759	10,962,859	9,015,140

INCOME FROM OPERATIONS	6,965,470	9,575,812	13,064,349	15,782,190

OTHER INCOME
Other income, net	302,269	110,301	337,532	220,997
Interest income	99,548	7,206	183,348	129,302
Total other income, net	401,817	117,507	520,880	350,299

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLING INTEREST	7,367,287	9,693,319	13,585,229	16,132,489

PROVISION FOR INCOME TAXES	1,051,259	1,357,097	2,054,133	2,150,664

NET INCOME BEFORE NONCONTROLLING INTEREST	6,316,028	8,336,222	11,531,096	13,981,825

Less: Net loss attributable to noncontrolling interest	(17,632)	-	(49,789)	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	6,333,660	8,336,222	11,580,885	13,981,825

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	487,820	69,294	467,347	(108,923)

COMPREHENSIVE INCOME	$6,821,480	$8,405,516	$12,048,232	$13,872,902

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,595,541	27,588,598	27,595,541	27,587,595
Earnings per share	$0.23	$0.30	$0.42	$0.51

DILUTED EARNINGS PER SHARE
Weighted average number of shares	28,405,959	28,298,850	28,402,599	28,258,225
Earnings per share	$0.22	$0.29	$0.41	$0.49

The accompanying notes are an integral part of thes consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Retained Earnings		Accumulated other
	Common Stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	interest	Totals
BALANCE, December 31, 2008	27,586,593	$27,586	$19,357,409	$7,148,827	$44,850,181	$7,305,144	$-	$78,689,147

Capital received from non-controlling interest							87,900	87,900
Net income (loss)					13,981,825			13,981,825
Warrants exercised	6,682	7	(7)
Options issued to employees			490,097					490,097
Foreign currency translation adjustment						(108,923)		(108,923)

BALANCE, June 30, 2009, (Unaudited)	27,593,275	27,593	19,847,499	7,148,827	58,832,006	7,196,221	87,900	93,140,046

Net income (loss)					10,433,011		(55,244)	10,377,767
Options exercised	2,266	2	(2)					-
Options issued to employees			490,099					490,099
Stock based compensation for services			263,542					263,542
Deconsolidation of statutory reserves held in Tianjin
Tianxiao Fire Safety Equipment Co., Ltd.				(1,032)	1,032			-
Foreign currency translation adjustment						128,016	86	128,102

BALANCE, December 31, 2009	27,595,541	27,595	20,601,138	7,147,795	69,266,049	7,324,237	32,742	104,399,556

Capital received from non-controlling interest							58,920	58,920
Net income (loss)					11,580,885		(49,789)	11,531,096
Options issued to employees			490,097					490,097
Stock based compensation for services			1,581,250					1,581,250
Foreign currency translation adjustment						467,347	(74)	467,273

BALANCE, June 30, 2010, (Unaudited)	27,595,541	27,595	22,672,485	7,147,795	80,846,934	7,791,584	41,799	118,528,192

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010  AND 2009

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$11,580,885	$13,981,825
Net loss attributable to noncontrolling interest	(49,789)	-
Consolidated net income	11,531,096	13,981,825
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	394,351	410,521
Amortization	37,646	37,641
Provision for doubtful accounts	704,645	662,143
(Gain) Loss on disposal of equipment	(485)	8,512
Options issued to employees	490,097	490,097
Stock based compensation for services	1,581,250	-
Provision for estimated warranty claims	-	62,973
Change in operating assets and liabilities
Notes receivable	1,449,019	292,739
Accounts receivable	(3,391,203)	(4,749,389)
Other Receivable from related parties	(816,955)	(37,975)
Other receivables	(296,747)	(509,019)
Refundable bidding and system contracting project deposits	235,653	-
Inventories	(146,087)	257,998
Costs and estimated earnings in excess of billings	(18,512,944)	(11,713,121)
Employee advances	(447,637)	(333,729)
Prepayments and deferred expenses	(255,015)	(183,819)
Accounts payable	2,050,026	314,470
Accounts payable related party	(272,994)	-
Customer deposits	283,929	(3,030,801)
Billings in excess of costs and estimated earnings	52,268	(2,198,063)
Other payables	137,125	277,696
Accrued liabilities	1,735,497	4,505,900
Taxes payable	(853,848)	4,307,424
Net cash (used in) provided by operating activities	(4,311,313)	2,854,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(642,178)	(962,362)
Proceeds from sale of equipment	14,376	9,827
Payments for long term investments	(4,648)	-
Net cash used in investing activities	(632,450)	(952,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(2,418,374)	(818,891)
Capital contributed by noncontrolling interest shareholder	60,891	87,942
Net cash used in financing activities	(2,357,483)	(730,949)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	98,255	(33,637)

INCREASE (DECREASE) IN CASH	(7,202,991)	1,136,902

CASH and CASH EQUIVALENTS, beginning of periods	34,976,880	26,655,333

CASH and CASH EQUIVALENTS, end of periods	$27,773,889	$27,792,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$3,422,925	$311,505
Interest paid	$-	$-

NON-CASH TRANSACTIONS IN INVESTING ACTIVITIES:
Reclassification of advances on building and equipment purchase to plant and equipment upon receipt of purchase	$-	$249,536

The accompanying notes are an integral part of thes consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Recent Developments

Investment of 5% interest in Sureland Fire & Security India Private Ltd (“Sureland India”)

Sureland India was incorporated in New Delhi, India with registered capital of $51,398 (INR2,500,000). Sureland India engages in project design, consulting and construction services for the fire protection industry in India. In January 2010, Sureland India received approval from the India government to accept foreign investment of 5% equity from China Fire Protection Group, Inc. China Fire Protection Group, Inc. has completed the payment of $2,710 (INR125,000) in January 2010. After the transaction, the Company became a minority interest holder of Sureland Indian and the investment was recorded under the cost accounting method. The Company made an advance payment to Sureland Fire & Security India Private Ltd. in amount of $143,602 as of June 30, 2010 for services.

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

Restructuring of Sureland Industrial

During the first quarter of 2010, our wholly-owned subsidiary, CFPG entered into an agreement with Zeetech, our subsidiary in which we own 100%, pursuant to which CFPG's entire interest (75%) in Sureland Industrial shall be transferred to Zeetech. On March 12, 2010, the restructuring transaction was approved by the Chinese Ministry of Commerce.  Subsequent to the transfer, China Fire & Security Group, Inc. still holds 100% of the interest in Sureland Industrial through its subsidiaries.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Restructuring of Tianxiao Equipment

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

Formation of Shenyang Hongshida Electronics Co., Ltd (“Shenyang Hongshida”)

Shenyang Hongshida was incorporated in Shenyang, Liaoning Province, China with registered capital of $1,465,000 (RMB10,000,000). Pursuant to Shengyang Hongshida’s by-laws dated on June 1, 2009, the registered capital is required to be injected over the subsequent two years. Shenyang Hongshida is 80% owned by Beijing Hua An with 20% noncontrolling interest owned by an unrelated party. Shenyang Hongshida engages in the production and sales of fire equipment, electronic products, instrumentation, computer parts and provides technical advisory services. Shenyang Hongshida will focus on the low- to middle-end segment of the fire products market. The company received capital contributions of $295,200 (RMB 2,000,000) in June 2010 of those, $58,920 (RMB 400,000) was received from the non-controlling interest investor. As of June 30, 2010, the registered capital received was $736,500 (RMB 5,000,000) and the Company is in pre-operating stage.

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
June 30, 2010
(Unaudited)

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
June 30, 2010
(Unaudited)

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
June 30, 2010
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

Asset and liability accounts at June 30, 2010 were translated at 6.79 RMB to $1.00 and 46.47 INR to $1.00 as compared to 6.82 RMB to $1.00 and 46.75 INR to $1.00 at December 31, 2009 respectively.  Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statements accounts for the six months ended June 30, 2010 and 2009 were 6.82 RMB and 6.82 RMB, respectively. The average translation rates of INR applied to income statements accounts for the six months ended June 30, 2010 were 45.72 INR. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 5% residual value.  Depreciation expense amounted to $193,222, and $ 209,754 for the three months ended June 30, 2010 and 2009, respectively.  Depreciation expense amounted to $394,351 and $410,521 for the six months ended June 30, 2010 and 2009, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Long-term assets of the Company are reviewed at least annually, more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2010, the Company expects these assets to be fully recoverable.

Plant and equipment consists of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Buildings and improvements	$6,443,427	$6,439,015
Transportation equipment	3,237,971	3,307,236
Machinery	906,070	900,781
Office equipment	1,490,398	1,348,261
Furniture	141,410	165,736
Total depreciable assets	12,219,276	12,161,029
Less accumulated depreciation	(4,024,440)	(3,875,487)
Construction in progress	692,838	331,979
Plant and equipment, net	$8,887,674	$8,617,521

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China, Hong Kong and India. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  The balances maintained in India are deposited in the branch of DBS Bank (Singapore) Limited, which are fully insured by the Government of Singapore until December 31, 2010. As of June 30, 2010 and December 31, 2009, the Company had deposits (including restricted cash balances) totaling to $35,494,245 and $33,603,047, respectively, that are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company has one major customer who represented approximately 33% and 47% of the Company’s sales for the three and six months ended June 30, 2010, respectively. Accounts receivable from this customer were $2,263,058 as of June 30, 2010. The Company had one major customer who represented approximately 12% and 11% of the Company’s sales for the three and six months ended June 30, 2009, respectively. Accounts receivable from this customer was $0 as of June 30, 2009.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents also include unrestricted time deposits.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions by its system contracting projects and product sales customers to guarantee its contracts will be performed. The deposit cannot be drawn or transferred by the Company until the restriction period has expired.

Restricted cash consists of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Restricted cash
Products sales	$3,747,840	$3,728,599
System contracting projects	4,142,880	1,711,441
Total restricted cash	7,890,720	5,440,040
Restricted cash - non current	(3,566,050)	(3,602,906)
Restricted cash - current	$4,324,670	$1,837,134

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method.

Inventories consist of the following as of:

	June 30, 2010 (unaudited)	December 31, 2009
Raw materials	$194,493	$144,829
Finished goods	4,354,614	4,574,075
Work in progress	979,759	641,616
Total	$5,528,866	$5,360,520

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.  The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of June 30, 2010 and December 31, 2009, the Company determined no reserves were necessary.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Accounts receivable

Accounts receivable represents amounts due from customers for products sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management. Reserves are recorded when collection of amounts due are in doubt.  Delinquent account balances are written-off after management has determined that collection is not probable; known bad debts are written off against allowance for doubtful accounts when identified.

Accounts receivable consist of the following:
	June 30, 2010 (Unaudited)	December 31, 2009
Accounts receivable:
System contracting projects	$24,175,892	$23,814,248
Maintenance services	3,671,927	3,190,843
Products sales	16,718,315	13,988,263
Total accounts receivable	44,566,134	40,993,354
Allowance for bad debts	(7,274,109)	(6,539,787)
Accounts receivable, net	37,292,025	34,453,567
Accounts receivable - non-current retentions	(2,941,189)	(3,463,998)
Accounts receivable - current	$34,350,836	$30,989,569

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended June 30, 2010 and for the year ended December 31, 2009 is as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Beginning allowance for doubtful accounts	$6,539,787	$4,370,362
Additional charged to bad debt expense	704,645	2,172,588
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	29,677	(3,163)
Ending allowance for doubtful accounts	$7,274,109	$6,539,787

Retentions held by customers of system contracting projects included in the Company’s accounts receivable are as follows:
	June 30, 2010 (Unaudited)	December 31, 2009
Retentions
Current	$2,990,763	$2,967,248
Non-current	2,941,189	3,463,998
Total retentions	$5,931,952	$6,431,246

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

These balances represent portions of billings made by the Company but held for payment by the customer, pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

Costs and estimated earnings in excess of billings

The current asset “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

Costs and estimated earnings in excess of billings consist of the following:
	June 30, 2010 (Unaudited)	December 31, 2009
Contract costs incurred plus recognized profits less recognized losses to date	$144,112,724	$116,754,059
Less: progress billings	(88,810,682)	(80,191,486)
Costs and estimated earnings in excess of billings	$55,302,042	$36,562,573

Billings in excess of costs and estimated earnings

The current liability “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

Billings in excess of costs and estimated earnings consists of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Progress billings	$9,471,543	$14,679,369
Less: contracts costs incurred plus recognized profits less recognized losses to date	(7,983,209)	(16,109,368)
Billings in excess of costs and estimated earnings	$1,488,334	$1,429,999

Research and development

Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities and other departmental expenses. The costs that the Company incurs with respect to internally developed technology and engineering services are included in research and development expenses as incurred as they do not directly relate to any particular licensee, license agreement or licenses fee.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge to the customer.  The Company maintains a provision for potential warranty costs on these products for one year.  This provision represents management’s assessment of the Company’s history of warranty costs while incorporating estimates by the quality review staff of the potential product failure rates.  The Company records a warranty obligation in selling expense at the time revenue is recognized.   For the three months ended June 30, 2010 and 2009, the Company recorded $0 and $47,777, respectively, as a provision for estimated warranty claims. For the six months ended June 30, 2010 and 2009, the Company recorded $0, and $62,973, respectively, as a provision for estimated warranty claims.

Fair value of financial instruments

ASC 825-10-50, "Disclosures about Fair Value of Financial Instruments," defines financial instruments and requires fair value disclosures for those instruments. ASC 820-10, "Fair Value Measurements," adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.


Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Investments in joint ventures are also a financial instrument.  The Company invested $167,922 (RMB 1,140,000) in Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% equity interest, invested $311,870 in Tianxiao Fire Safety Equipment Co., Ltd. for 16.7% ownership and $2,710 in Sureland India for 5% equity interest. Total investment as of June 30, 2010 amounted to $482,502; there is no quoted or observable market price for the fair value of similar long term investments in joint ventures.  The Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contributed to the joint ventures.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

Intangible assets consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Land use rights	$770,789	$770,789
Technology rights	608,745	608,745
Accumulated amortization	(373,622)	(338,378)
Balance	$1,005,912	$1,041,156

Amortization expense amounted to $18,825 and $ 18,822 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense amounted to $37,646 and $37,641 for the six months ended June 30, 2010 and 2009, respectively.

Intangible assets of the Company are reviewed annually, or more often when circumstances require, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2010, the Company expects these assets to be fully recoverable.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Income taxes

The Company reports income taxes pursuant to ASC 740, “Accounting for Income Taxes” ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”). ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Deferred tax assets amounted to $114,236 and $84,126 as of June 30, 2010 and December 31, 2009, respectively, and are classified as prepayment and deferred expenses in the accompanying consolidated balance sheets.

Under ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2010 and 2009.

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
June 30, 2010
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

VAT on sales and VAT on purchases amounted to $1,689,478 and $1,277,422 for the three months ended June 30, 2010, respectively. VAT on sales and VAT on purchases amounted to $2,046,371 and $1,401,272 for the three months ended June 30, 2009. VAT on sales and VAT on purchases amounted to $3,157,369 and $2,121,581 for the six months ended June 30, 2010, respectively. VAT on sales and VAT on purchases amounted to $3,026,838 and $2,195,044 for the six months ended June 30, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Stock-based compensation

The Company adopted ASC 718, “Accounting for Stock-Based Compensation,” at the beginning of 2006, which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation granted to non-employees has been determined in accordance with ASC 718 and the ASC 505-50, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-01- "Accounting for Distributions to Shareholders with Components of Stock and Cash." The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – "Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification." The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – "Improving Disclosures about Fair Value Measurements." This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 have a significant impact on its consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended June 30:

	2010 (Unaudited)	2009 (Unaudited)
Net income for earnings per share	$6,333,660	$8,336,222

Weighted average shares used in basic computation	27,595,541	27,588,598
Diluted effect of stock options and warrants	810,418	710,252
Weighted average shares used in diluted computation	28,405,959	28,298,850

Earnings per share:
Basic	$0.23	$0.30
Diluted	$0.22	$0.29

The following is a reconciliation of the basic and diluted earnings per share computation for the six months ended June 30:

	2010 (Unaudited)	2009 (Unaudited)
Net income for earnings per share	$11,580,885	$13,981,825

Weighted average shares used in basic computation	27,595,541	27,587,595
Diluted effect of stock options and warrants	807,058	670,630
Weighted average shares used in diluted computation	28,402,599	28,258,225

Earnings per share:
Basic	$0.42	$0.51
Diluted	$0.41	$0.49

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

As of June 30, 2010 and 2009, all outstanding stock options and warrants were included in the calculation of diluted earnings per share.

Note 4 - Related party transactions

The Company has other receivable from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has a 19% ownership interest. The accounts receivable due from Hubei Shou An was $156,069 as of June 30, 2010, which resulted from product sales prior to December 31, 2009. This amount is expected to be repaid by December 31, 2010 in cash.

In addition, the Company has other receivable from Hubei Shou An in the amounts of $401,921 and $396,359 as of June 30, 2010 and December 31, 2009, respectively.  This balance was for operating capital in Hubei Shou An and is expected to be repaid by December 31, 2010 in cash.

The Company has prepayments to Tianjin Tianxiao Fire Safety Equipment Co., Ltd., in which the Company has 16.7% ownership interest. The prepayment to Tianjin Tianxiao Fire Safety Equipment Co., Ltd. was $672,213 as of June 30, 2010 and accounts payable were $272,994 as of December 31, 2009, resulting from product purchases of $2,330,174 for the six months ended June 30, 2010, after the restructuring of 83.3% ownership interest in Tianxiao Equipment.

Advance payments to Sureland India were $143,602 and $103,174 as of June 30, 2010 and December 31, 2009, respectively.  This balance was for the advance payment to Sureland India for the delivery of future services.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $2,836,706 and $4,274,268 as of June 30, 2010 and December 31, 2009, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on system contracting projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them to start performing the services.  Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $3,667,230 and $3,397,358 as of June 30, 2010 and December 31, 2009, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $167,922 (RMB1, 140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC.  The investment is recorded under the cost accounting method.

As of December 31, 2009, the Company held an investment of $311,870 (RMB2, 117,246) for a 16.7% interest in Tianjin Tianxiao Fire Safety Equipment Co., Ltd. as a non-controlling interest holder. The investment is recorded under the cost accounting method at fair value at the deconsolidation date.

In January, 2010, the company invested $2,710 (INR125,000) for a 5% interest in Sureland India as a non-controlling interest holder. The investment is recorded under the cost accounting method.

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders and maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within nine months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy.  Customer deposits also represent amounts advanced by customers on system contracting projects deposits. The advance payment will apply to the invoices when the Company bills the customer based on the progression of the projects. As of June 30, 2010 and December 31, 2009, customer deposits amounted to $2,476,834, and $2,182,790, respectively.

 Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of the balance sheet date for system contracting projects. Accrued liabilities also represent an accrued estimation of warranty expenses.  As of June 30, 2010 and December 31, 2009, accrued liabilities amounted to $15,861,264 and $13,841,300 respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 10 - Income taxes

Local PRC Income Tax

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

The Company’s subsidiaries are paying the following tax rate for three and six months ended June 30, 2009:

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Tianxiao Equipment	-%	25.0%
Shian Kexin	-%	25.0%
Shanyang Hongshida	-%	25.0%

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The Company’s subsidiaries are paying the following tax rate for three and six months ended June 30, 2010

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Shian Kexin	-%	25.0%
Zeetech	-%	40.0%
India Project Office	-%	40.0%
Shanyang Hongshida	-%	25.0%

The provision for income taxes amounted to $1,051,259 and $ 1,357,097 for the three months ended June 30, 2010 and 2009, respectively. The provision for income taxes amounted to $2,054,133 and $2,150,664 for the six months ended June 30, 2010 and 2009, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25	25
China income tax exemption	(13.7)	(11.8)	(15.8)	(12.6)
Other item (1)	3.0	0.8	5.9	0.9
Total provision for income taxes	14.3%	14.0%	15.1%	13.3%

(1)  The 3.0% and 0.8% represents $1,208,706 and $583,352 in expenses incurred by CFSG and CFPG that are not deductible in PRC for the three months ended June 30, 2010 and 2009 , respectively. The 5.9% and 0.9% represents $2,595,865 and $1,164,075 in expenses incurred by CFSG and CFPG that are not deductible in PRC for the six months ended June 30, 2010, and 2009, respectively.

The estimated tax savings for the three months ended June 30, 2010 and 2009 amounted to $1,006,394 and $ 1,375,546, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would reduce basic and diluted earnings per share for the three months ended June 30, 2010, and 2009 by $0.04 and 0.05, respectively. The estimated tax savings for the six months ended June 30, 2010 and 2009 amounted to $2,146,172 and $ 2,161,025, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would reduce basic and diluted earnings per share for the six months ended June 30, 2010, and 2009 by $0.08 and $0.08 respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0 for income tax purposes for the six months ended June 30, 2010.  The estimated net operating loss carry forwards for United States income taxes amounted to $1,079,324 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilize, from 2027 through 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the three months ended June 30, 2010 and 2009 was $0 and the accumulated valuation allowance as of June 30, 2010 amounted to $366,970 Management reviews this valuation allowance periodically and makes adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $85.5 million as of June 30, 2010, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
VAT taxes payable	$4,894,259	$4,636,786
Income taxes payable	1,532,807	2,936,047
Sales taxes	1,662,941	1,358,372
Other taxes payable	91,615	71,265
Total	$8,181,622	$9,002,470

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2010 and 2009. The contributions are charged to the consolidated income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $108,536, and $101,489 for the three months ended June 30, 2010 and 2009, respectively. The aggregate contributions of the Company to retirement benefit schemes amounted to $208,965 and $176,477 for the six months ended June 30, 2010 and 2009, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Because the surplus reserve fund already totals 50% of Sureland Industrial, Sureland Equipment, and Beijing Hua An’s registered capital, the Company did not reserve any surplus reserve fund at the end of June 30, 2010 for these subsidiaries.  As of June 30, 2010, the remaining reserve required for Shian Kexin and Shenyang Hongshida to fulfill the 50% registered capital requirement totaled $736,500.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the three and six months ended June 30, 2010 and 2009.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

In June 2009, the remaining 10,000 warrants were converted into 6,682 shares of common stock using a cashless exercise. There were no outstanding warrants as of June 30, 2010.

Note 14 - Options issued to employees

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

The total stock option compensation expense recognized for the three months ended June 30, 2010 and June 30, 2009 was $245,048 respectively. The total stock option compensation expense recognized for the six months ended June 30, 2010 and June 30, 2009 was $490,097 respectively. As of June 30, 2010, approximately $2.44 million of estimated expense related to un-vested stock-based awards has yet to be recognized and will be recognized over the employee’s remaining service period of approximately 2.48 years.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The Company has stock options as follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding, December 31, 2008	779,500	$1.43	$8,925,615
Granted	1,000,000	6.81	-
Forfeited
Exercised	(3,500)	4.51	-
Outstanding, December 31, 2009	1,776,000	$4.45	$16,120,860
Granted
Forfeited
Exercised
Outstanding, June 30, 2010 (Unaudited)	1,776,000	$4.45	$8,395,260

Following is a summary of the status of options outstanding at June 31, 2010:
Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Price	Life	Options	Price	Life
750,000	$1.25	6.00	750,000	$1.25	6.00
6,000	$4.51	1.83.	6,000	$4.51	1.83
20,000	$6.70	2.00	15,000	$6.70	2.00
1,000,000	$6.81	3.50	375,000	$6.81	3.50

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

The total restricted stock compensation expense recognized for the three and six months ended June 30, 2010 was $790,625 and $1,581,250 respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 16 - Commitments and Contingencies

Commitments:

As described in Note 1, Shenyang Hongshida has a registered capital of $1,465,000, of which, $736,500 has been invested as of June 30, 2010. The remaining of $728,500 is scheduled to be injected within two years of June 01, 2009, the date of the Company’s by-laws.

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

As of June 30, 2010, Sureland operates more than 20 sales and liaison offices in China. Sureland has been ranked as the leading Chinese industrial fire safety company and the largest contractor by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Its key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Its products have been used by its customers in more than 20 provinces throughout China.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009:
	For the Three Months Ended June 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	18,267,248	80.0%	18,290,930	80.4%	-23,682	-0.1%
Products	3,556,422	15.6%	3,791,491	16.7%	-235,069	-6.2%
Maintenance services	1,009,761	4.4%	649,447	2.9%	360,314	55.5%
Total Revenue	22,833,431	100.0%	22,731,868	100.0%	101,563	0.4%

Total revenues were approximately $22.8 million for the three months ended June 30, 2010 as compared to approximately $22.7 million for the three months ended June 30, 2009, a slight increase of approximately $0.1 million or 0.4 percent. This increase was primarily attributable to the increase in our revenues from maintenance services, offset by the decrease in our revenues from system contracting projects and product sales. We recognized revenues from 213 total solution, product sales and maintenance contracts for the three months ended June 30, 2010 as compared to 205 contracts for the three months ended June 30, 2009.

Revenues from system contracting projects decreased by 0.1 percent to $18.3 million derived from 111 contracts for the three months ended June 30, 2010, compared to $18.3 million derived from 113 contracts for the three months ended June 30, 2009. This slight decrease in the revenues from system contracting projects was mainly attributable to the slowdown in the execution of system contracting projects from the iron and steel industry, which experienced industry weakness with lower steel selling prices and the rise in the cost of iron ore during the period. Revenues from product sales were $3.6 million with 48 contracts executed for the three months ended June 30, 2010, compared to $3.8 million with 40 contracts executed for the three months ended June 30, 2009. The decrease in the revenues from product sales was mainly attributable to delays in the product sales contract signing and execution from the iron and steel industry, which experienced industry weakness with lower steel selling prices and the rise in the cost of iron ore during the period. The revenues from maintenance services increased by 55.5 percent to $1.0 million derived from 54 contracts for the three months ended June 30, 2010, compared to $0.6 million derived from 52 contracts for the three months ended June 30, 2009. The increase in revenues from maintenance service was mainly attributable to the rise in the unit contract value as well as the increase in the number of maintenance service contracts that we executed as the result of the expansion in our customer base in the iron and steel industry during the period.

In particular, the three largest total solution projects were from Wuhan Iron and Steel Group, Capital Iron and Steel Group, and Anshan Iron and Steel Group, which collectively contributed approximately $11.8 million of revenues, representing 51.9 percent of total revenues for the three months ended June 30, 2010.

	For the Three Months Ended June 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	7,876,558	43.1%	6,970,283	38.1%	906,275	13.0%
Products	1,856,133	52.2%	865,395	22.8%	990,738	114.5%
Maintenance services	705,688	69.9%	395,619	60.9%	310,069	78.4%
Total Cost of Revenues	10,438,379	45.7%	8,231,297	36.2%	2,207,082	26.8%

Gross Profit
System contracting projects	10,390,690	56.9%	11,320,647	61.9%	-929,957	-8.2%
Products	1,700,289	47.8%	2,926,096	77.2%	-1,225,807	-41.9%
Maintenance services	304,073	30.1%	253,828	39.1%	50,245	19.8%
Total Gross Profit	12,395,052	54.3%	14,500,571	63.8%	-2,105,519	-14.5%

Cost of revenues for the three months ended June 30, 2010 was approximately $10.4 million, as compared to $8.2 million for the three months ended June 30, 2009, an increase of approximately $2.2 million or 26.8%. The increase in our cost of revenues was mainly driven by the increase in our unit labor cost and material costs during the period. Gross profit for the three months ended June 30, 2010 was approximately $12.4 million, as compared to $14.5 million for the three months ended June 30, 2009, a decrease of approximately $2.1 million or 14.5 percent. Gross margin for the three months ended June 30, 2010 was 54.3 percent, which is lower than the gross margin of 63.8 percent for the three months ended June 30, 2009. The decrease in our gross margin was mainly due to the decrease in the gross margins of our system contracting projects, product sales and maintenance services during the period.

Gross margin of system contracting projects was 56.9 percent for the three months ended June 30, 2010, compared to 61.9 percent for the three months ended June 30, 2009. This decrease in the gross margin of system contracting projects was mainly attributable to the lower revenue contribution from the iron and steel industry during the period. Total solution projects from the iron and steel industry contributed higher gross margins than the projects from other industries, due to a higher percentage of our self-manufactured proprietary products being utilized in the iron and steel projects. The gross margin of product sales was 47.8 percent for the three months ended June 30, 2010, compared to 77.2 percent for the three months ended June 30, 2009. This decrease in the gross margin of product sales was mainly attributable to the product mix during the period, as a lower percentage of self-manufactured proprietary products sold through product sales contracts during the period contributed to lower gross margins. The gross margin of maintenance services was 30.1 percent for the three months ended June 30, 2010, compared to 39.1 percent for the three months ended June 30, 2009. The decrease in the gross margin of maintenance service was mainly attributable to an increase in unit labor costs during the period.

	For the Three Months Ended June 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	2,209,162	9.7%	2,237,873	9.8%	-28,711	-1.3%
General Administrative	2,618,664	11.5%	1,983,443	8.7%	635,221	32.0%
Depreciation and Amortization	202,055	0.9%	183,456	0.8%	18,599	10.1%
R&D	399,701	1.7%	519,987	2.4%	-120,286	-23.1%
Total Operating Expenses	5,429,582	23.8%	4,924,759	21.7%	504,823	10.3%
Income From Operations	6,965,470	30.5%	9,575,812	42.1%	-2,610,342	-27.3%

Operating expenses were approximately $5.4 million for the three months ended June 30, 2010 as compared to approximately $4.9 million for the three months ended June 30, 2009, an increase of approximately $0.5 million or 10.3 percent. This increase in operating expenses was mainly attributable to the increase in our general administrative expenses, offset by the decrease in our selling expenses during the period.

Selling expenses were approximately $2.2 million for the three months ended June 30, 2010 as compared to approximately $2.2 million for the three months ended June 30, 2009, a decrease of approximately $28,711 or 1.3 percent. This decrease in selling expenses was mainly attributable to improved cost control over sales-related expenditure including business traveling and customer entertainment during the period. General administrative expenses were approximately $2.6 million for the three months ended June 30, 2010, as compared to approximately $2.0 million for the three months ended June 30, 2009, an increase of approximately $0.6 million or 32.0 percent. The increase in general administrative expenses were mainly attributable to the increase in employee salaries and the compensation related to issued options and restricted stocks during the period.  Depreciation and amortization expenses were approximately $0.2 million for the three months ended June 30, 2010 as compared to approximately $0.2 million for the three months ended June 30, 2009, an increase of $18,599 or 10.1 percent. This increase in depreciation and amortization expenses was mainly due to the increase in the number of equipment used for business operations. R&D expenses were approximately $0.4 million for the three months ended June 30, 2010 as compared to approximately $0.5 million for the three months ended June 30, 2009, a decrease of $120,286 or 23.1 percent. The decrease in our R&D expenses was mainly attributable to the variance in expenditure required in different product development cycles.

Income from operations was approximately $7.0 million for the three months ended June 30, 2010 as compared to approximately $9.6 million for the three months ended June 30, 2009, a decrease of $2.6 million or 27.3 percent. The decrease in our operating income was mainly attributable to the decrease in our gross profit and increase in our operating expenses during the period.

Total other income was $0.4 million for the three months ended June 30, 2010 as compared to $0.1 for the three months ended June 30, 2009, an increase of $0.3 million or 242.0 percent.

Income before income tax was approximately $7.4 million for the three months ended June 30, 2010 as compared to approximately $9.7 million of income before income tax for the three months ended June 30, 2009, a decrease of $2.3 million or 24.0 percent. This decrease in income before income tax was mainly due to the decrease in our gross profit and increase in our operating expenses during the period.  Provision for income tax was approximately $1.1 million for the three months ended June 30, 2010 with an effective tax rate of approximately 14.3 percent, as compared to approximately $1.4 million in provision for income tax for the three months ended June 30, 2009, a decrease of $0.3 million. This decrease in our provision for income tax was mainly due to the decrease in our income before income tax during the period.

Our net income was approximately $6.3 million for the three months ended June 30, 2010 as compared to approximately $8.3 million for the three months ended June 30, 2009, a decrease of approximately $2.0 million or 24.0 percent. This decrease in the net income was mainly due to the decrease in our gross profit and increase in our operating expenses during the period.

Currency translation adjustments resulting from RMB appreciation amounted to $487,820 and $69,294 for the three months ended June 30, 2010 and 2009, respectively. The positive amount of currency translation adjustments during the period is due to the appreciation of the RMB against the US dollar during the period.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $6.8 million for the three months ended June 30, 2010 as compared to approximately $8.4 million in comprehensive income for the three months ended June 30, 2009, a decrease of $1.6 million or 18.8 percent.

Comparison of the Six Months Ended June 30, 2010 and 2009:

	For the Six Months Ended June 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	33,788,996	77.2%	31,294,114	79.3%	2,494,882	8.0%
Products	8,087,021	18.5%	6,915,813	17.5%	1,171,208	16.9%
Maintenance services	1,901,140	4.3%	1,234,152	3.2%	666,988	54.0%
Total Revenue	43,777,157	100.0%	39,444,079	100.0%	4,333,078	11.0%

Total revenues were approximately $43.8 million for the six months ended June 30, 2010 as compared to approximately $39.4 million for the six months ended June 30, 2009, an increase of approximately $4.3 million or 11.0 percent. This increase was primarily due to the increase in our revenues from system contracting projects and product sales, which totally contributed 95.7 percent of revenues during the period. We recognized revenues from 260 total solution, product sales and maintenance contracts for the six months ended June 30, 2010 as compared to 256 contracts for the six months ended June 30, 2009.

Revenues from system contracting projects increased by 8.0 percent to $33.8 million derived from 127 contracts for the six months ended June 30, 2010, compared to $31.3 million derived from 140 contracts for the six months ended June 30, 2009. This increase in the revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed and the successful execution of large-size projects from Wuhan Iron and Steel Group during the period. Revenues from our product sales were $8.1 million with 78 contracts executed for the six months ended June 30, 2010, compared to $6.9 million with 62 contracts executed for the six months ended June 30, 2009. The increase in the revenues from product sales was mainly due to the increased demand in our linear heat detectors and other products during the period. The revenues from maintenance services increased by 54.0 percent to $1.9 million derived from 55 contracts for the six months ended June 30, 2010, compared to $1.2 million derived from 54 contracts for the six months ended June 30, 2009. The increase in revenues from maintenance services was mainly attributable to the rise in the unit contract value as well as the increase in the number of maintenance service contracts that we executed as the result of the expansion in our customer base during the period.

In particular, the three largest customers were Wuhan Iron and Steel Group, Capital Iron and Steel Group, and Shenhua Baotou Charcoal Chemical Industry Co. Ltd., which collectively contributed approximately $25.26 million of revenues, representing 57.7 percent of total revenues for the six months ended June 30, 2010.

	For the Six Months Ended June 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	15,187,843	44.9%	11,777,541	37.6%	3,410,302	29.0%
Products	3,310,200	40.9%	2,077,048	30.0%	1,233,152	59.4%
Maintenance services	1,251,906	65.9%	792,160	64.2%	459,746	58.0%
Total Cost of Revenues	19,749,949	45.1%	14,646,749	37.1%	5,103,200	34.8%

Gross Profit
System contracting projects	18,601,153	55.1%	19,516,573	62.4%	-915,420	-4.7%
Products	4,776,821	59.1%	4,838,765	70.0%	-61,944	-1.3%
Maintenance services	649,234	34.1%	441,992	35.8%	207,242	46.9%
Total Gross Profit	24,027,208	54.9%	24,797,330	62.9%	-770,122	-3.1%

Cost of revenues for the six months ended June 30, 2010 was approximately $19.7 million, as compared to $14.6 million for the six months ended June 30, 2009, an increase of approximately $5.1 million or 34.8%. Gross profit for the six months ended June 30, 2010 was approximately $24.0 million, as compared to $24.8 million for the six months ended June 30, 2009, a decrease of approximately $0.8 million or 3.1 percent. Gross margin for the six months ended June 30, 2010 was 54.9 percent, which is lower than the gross margin of 62.9 percent for the six months ended June 30, 2009. The decrease in our gross margin was mainly due to the decrease in the gross margins of our system contracting projects, product sales and maintenance services during the period.

Gross margin of system contracting projects was 55.1 percent for the six months ended June 30, 2010, compared to 62.4 percent for the six months ended June 30, 2009. This decrease in the gross margin of system contracting projects was mainly attributable to the lower revenue contribution from iron and steel industry during the period. Total solution projects from the iron and steel industry contributed higher gross margins than the projects from other industries due to a higher percentage of our self-manufactured proprietary products being utilized in the iron and steel projects, contributing higher gross margins. The gross margin of our product sales was 59.1 percent for the six months ended June 30, 2010, compared to 70.0 percent for the six months ended June 30, 2009. This decrease in the gross margin of product sales was mainly attributable to a lower percentage of our self-manufactured proprietary products being sold in product sales contracts, which contributed higher gross margins than our outsourced products manufactured by third parties.

	For the Six Months Ended June 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	4,205,360	9.6%	4,140,191	10.5%	65,169	1.6%
General Administrative	5,558,741	12.7%	3,664,082	9.3%	1,894,659	51.7%
Depreciation and Amortization	402,161	0.9%	376,850	1.0%	25,311	6.7%
R&D	796,597	1.8%	834,017	2.1%	-37,420	-4.5%
Total Operating Expenses	10,962,859	25.0%	9,015,140	22.9%	1,947,719	21.6%
Income From Operations	13,064,349	29.8%	15,782,190	40.0%	-2,717,841	-17.2%

Operating expenses were approximately $11.0 million for the six months ended June 30, 2010 as compared to approximately $9.0 million for the six months ended June 30, 2009, an increase of approximately $1.9 million or 21.6 percent. The increase in operating expenses was mainly due to the increase in our general administrative expenses, selling expenses and depreciation and amortization expenses, which was offset by a decrease in R&D expenses during the period.

Selling expenses were approximately $4.2 million for the six months ended June 30, 2010 as compared to approximately $4.1 million for the six months ended June 30, 2009, an increase of approximately $65,169 or 1.6 percent. This increase in our selling expenses was mainly attributable to improved cost control over sales-related expenditures including business travel and customer entertainment during the period. General administrative expenses were approximately $5.6 million for the six months ended June 30, 2010, as compared to approximately $3.7 million for the six months ended June 30, 2009, an increase of approximately $1.9 million or 51.7 percent. The significant increase in general administrative expenses was mainly attributable to the increase in employee salaries, the compensation related to issued options and restricted stocks and the increase in bad debt expenses during the period. Depreciation and amortization expenses were approximately $0.4 million for the six months ended June 30, 2010 as compared to approximately $0.4 million for the six months ended June 30, 2009, an increase of $25,311 or 6.7 percent. The increase in depreciation and amortization expenses was mainly due to an increase in the number of equipment used for business operations. R&D expenses were approximately $0.8 million for the six months ended June 30, 2010 as compared to approximately $0.8 million for the six months ended June 30, 2009, a decrease of $37,420 or 4.5 percent. The decrease in our R&D expenses was mainly attributable to the variance in expenditure required in different product development cycles.

Income from operations was approximately $13.1 million for the six months ended June 30, 2010 as compared to approximately $15.8 million for the six months ended June 30, 2009, a decrease of $2.7 million or 17.2 percent. The decrease in our operating income was mainly attributable to the decrease in our gross profit and increase in our operating expenses during this period.

Total other income was approximately $0.5 million for the six months ended June 30, 2010 as compared to approximately $0.4 million for the six months ended June 30, 2009, an increase of $170,581 or 48.7 percent. This increase was mainly attributable to the increase in our interest income during the period.

Income before income tax was approximately $13.6 million for the six months ended June 30, 2010 as compared to approximately $16.1 million of income before income tax for the six months ended June 30, 2009, a decrease of $2.5 million or 15.8 percent. The reason for this decrease in income before income tax was mainly due to the decrease in our gross profit and increase in our operating expenses during the period. Provision for income tax was approximately $2.1 million for the six months ended June 30, 2010 as compared to approximately $2.2 million in provision for income tax for the six months ended June 30, 2009, a decrease of $96,531. This decrease in our provision for income tax was mainly due to the decrease in our income before income tax during the period.

Our net income was approximately $11.6 million for the six months ended June 30, 2010 as compared to approximately $14.0 million net income for the six months ended June 30, 2009, a decrease of approximately $2.4 million or 17.2 percent. This decrease in the net income was mainly due to the decrease in our gross profit and the increase in our operating expenses during the period.

Currency translation adjustments resulting from RMB appreciation amounted to $467,347 and negative $108,923 as of the six months ended June 30, 2010 and 2009, respectively. The positive amount of currency translation adjustments during the period is due to the appreciation of the RMB against the US dollar during the period.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $12.0 million for the six months ended June 30, 2010 as compared to approximately $13.9 million in comprehensive income for the six months ended June 30, 2009, a decrease of $1.8 million or 13.2 percent.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $101.5 million, including cash and cash equivalents of $27.8 million.

Statement of Cash Flow
	For the six months ended June 30,
	2010	2009

Net cash provided by (used in) operating activities	$(4,311,313)	$2,854,023
Net cash used in investing activities	(632,450)	(952,535)
Net cash used in financing activities	(2,357,483)	(730,949)
Effect of foreign currency translation on cash and cash equivalents	98,255	(33,637)
Net cash flow	$(7,202,991)	$1,136,902

Operating Activities
Net cash used in operating activities was approximately $4.3 million for the six months ended June 30, 2010 as compared to approximately $2.9 million net cash provided by operating activities for the same period in 2009. Net cash used in operating activities in the six months ended June 30, 2010 was mainly due to a $3.4 million increase in accounts receivable and a $18.5 million increase in costs and estimated earnings in excess of billings, offset by the net income of $11.5 million, the decrease of $1.4 million in notes receivable, the increase of $2.1 million in account payable and the increase of $1.7 million of accrued liabilities.

The increase of $3.4 million in accounts receivable was mainly attributable to the delays in payment by our clients in the iron and steel industry, which experienced industry weakness during the period. The increase of $18.5 million in costs and estimated earnings in excess of billings was mainly due to the increase in the aggregate value of projects in which we have recognized revenues more than we have billed customers.

Investing Activities
Net cash used in investing activities in the six months ended June 30, 2010 was $0.6 million as compared to net cash used in investing activities of $0.9 million in the same period of 2009. The cash used in investing activities in the six months ended June 30, 2010 was mainly attributable to the capital expenditure in the purchase of new equipment.

Financing Activities
Net cash used in financing activities in the six months ended June 30, 2010 totaled $2.4 million as compared to $0.7 million used in financing activities in the same period of 2009. The cash used in financing activities in the six months ended June 30, 2010 was mainly attributable to the increase in restricted cash during the period.

As a result of the total cash activities, net cash decreased $7.2 million from December 31, 2009 to June 30, 2010. We believe that our currently available working capital of $101.5 million, including cash and cash equivalents of $27.8 million, is adequate to sustain our operations at our current level.

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

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls. As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

(b)   Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred in the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

CHINA FIRE & SECURITY GROUP, INC.

Dated: August 9, 2010	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: August 9, 2010	By:	/s/ Tongzhou Qin
Tongzhou Qin
Chief Financial Officer