Form 10-Q
period 2010-09-30
CHINA FIRE & SECURITY GROUP, INC.
filed 2010-11-09
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)

[x]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
or

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Fire & Security Group, Inc.
(Name of small business issuer in its charter)
Florida	65-1193022
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

B-2508 TYG Center, C2
Dongsanhuanbeilu,
Chaoyang District, Beijing 100027,
People’s Republic of China	100027
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (86-10) 8441 7400.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ x ]

Non-accelerated filer [ ]
(Do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]  No [  ]

As of November 8, 2010, the registrant had 27,595,541 shares of common stock outstanding.

China Fire & Security Group, Inc.

Item 1. Financial Statements

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,648,947	$34,976,880
Restricted cash	2,408,849	1,837,134
Notes receivable	3,168,585	4,274,268
Accounts receivable, net of allowance for doubtful accounts of $7,670,678 and
$6,539,787 as of September 30, 2010 and December 31, 2009, respectively	50,174,053	30,989,569
Receivables from and prepayments to related parties	2,252,082	551,792
Other receivables	756,246	368,679
Refundable bidding and system contracting project deposits	1,576,937	1,774,330
Inventories	5,549,687	5,360,520
Costs and estimated earnings in excess of billings	47,140,074	36,562,573
Employee advances	1,466,720	953,625
Prepayments and deferred expenses	4,824,423	3,397,358
Total current assets	148,966,603	121,046,728

PLANT AND EQUIPMENT, net	9,250,820	8,617,521

OTHER ASSETS:
Restricted cash - non current	6,299,843	3,602,906
Accounts receivable - retentions	4,204,286	3,463,998
Deferred expenses - non current	118,418	116,045
Investment in joint ventures	490,320	477,837
Intangible assets, net	996,628	1,041,156
Total other assets	12,109,495	8,701,942

Total assets	$170,326,918	$138,366,191

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,373,556	$6,903,961
Accounts payable to related party	-	272,994
Customer deposits	1,916,956	2,182,790
Billings in excess of costs and estimated earnings	1,422,530	1,429,999
Other payables	489,757	333,121
Accrued liabilities	20,229,103	13,841,300
Taxes payable	10,441,748	9,002,470
Total current liabilities	42,873,650	33,966,635

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized,
27,601,663 and 27,595,541 shares issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	27,601	27,595
Additional paid-in-capital	23,708,154	20,601,138
Statutory reserves	7,147,795	7,147,795
Retained earnings	86,781,704	69,266,049
Accumulated other comprehensive income	9,770,476	7,324,237
Total shareholders' equity	127,435,730	104,366,814
Noncontrolling interest	17,538	32,742
Total equity	127,453,268	104,399,556

Total liabilities and equity	$170,326,918	$138,366,191

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
System contracting projects	$19,874,490	$18,710,099	$53,663,486	$50,004,213
Products	4,092,838	5,351,659	12,179,859	12,267,472
Maintenance services	850,260	754,671	2,751,400	1,988,823
Total revenues	24,817,588	24,816,429	68,594,745	64,260,508

COST OF REVENUES
System contracting projects	9,579,909	7,821,254	24,767,752	19,598,795
Products	2,091,895	2,559,838	5,402,095	4,636,886
Maintenance services	604,209	436,026	1,856,115	1,228,186
Total cost of revenues	12,276,013	10,817,118	32,025,962	25,463,867

GROSS PROFIT	12,541,575	13,999,311	36,568,783	38,796,641

OPERATING EXPENSES
Selling and marketing	2,533,778	2,470,092	6,739,138	6,610,283
General and administrative	2,552,035	2,416,007	8,110,776	6,080,089
Depreciation and amortization	218,029	197,042	620,190	573,892
Research and development	465,199	390,029	1,261,796	1,224,046
Total operating expenses	5,769,041	5,473,170	16,731,900	14,488,310

INCOME FROM OPERATIONS	6,772,534	8,526,141	19,836,883	24,308,331

OTHER INCOME (EXPENSES)
Other income, net	107,954	235,917	445,486	456,914
Interest income, net	141,062	99,205	324,410	228,507
Total other income, net	249,016	335,122	769,896	685,421

INCOME BEFORE PROVISION FOR INCOME TAXES AND
NONCONTROLING INTEREST	7,021,550	8,861,263	20,606,779	24,993,752

PROVISION FOR INCOME TAXES	1,111,428	1,329,732	3,165,561	3,480,396

NET INCOME BEFORE NONCONTROLLING INTEREST	5,910,122	7,531,531	17,441,218	21,513,356

Less: Net loss attributable to noncontrolling interest	(24,648)	(22,410)	(74,437)	(22,410)

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	5,934,770	7,553,941	17,515,655	21,535,766

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,978,892	121,290	2,446,239	12,367
Comprehensive (income) loss attributable to noncontrolling interest	(573)	-	(647)	-

COMPREHENSIVE INCOME	$7,913,089	$7,675,231	$19,961,247	$21,548,133

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,598,542	27,593,275	27,596,541	27,589,489
Earnings per share	$0.22	$0.27	$0.63	$0.78

DILUTED EARNINGS PER SHARE
Weighted average number of shares	29,423,482	28,372,332	29,644,739	28,299,552
Earnings per share	$0.20	$0.27	$0.59	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Retained Earnings		Accumulated other
	Common Stock		Additional	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	reserves	Unrestricted	income	interest	Totals
BALANCE, December 31, 2008	27,586,593	$27,586	$19,357,409	$7,148,827	$44,850,181	$7,305,144	$-	$78,689,147

Capital received from non-controlling interest							88,003	88,003
Net income (loss)					21,535,766		(22,410)	21,513,356
Warrants exercised	6,682	7	(7)					-
Options issued to employees			735,146					735,146
Foreign currency translation adjustment						12,367		12,367

BALANCE, September 30, 2009, (Unaudited)	27,593,275	27,593	20,092,548	7,148,827	66,385,947	7,317,511	65,593	101,038,019

Net income (loss)					2,879,070		(32,834)	2,846,236
Options exercised	2,266	2	(2)					-
Options issued to employees			245,050					245,050
Stock based compensation for services			263,542					263,542
Deconsolidation of statutory reserves held in Tianjin
Tianxiao Fire Safety Equipment Co., Ltd.				(1,032)	1,032			-
Foreign currency translation adjustment						6,726	(17)	6,709

BALANCE, December 31, 2009	27,595,541	27,595	20,601,138	7,147,795	69,266,049	7,324,237	32,742	104,399,556

Capital received from non-controlling interest							59,880	59,880
Options exercised	6,122	6	(6)					-
Net income (loss)					17,515,655		(74,437)	17,441,218
Options issued to employees			735,147					735,147
Stock based compensation for services			2,371,875					2,371,875
Foreign currency translation adjustment						2,446,239	(647)	2,445,592

BALANCE, September 30, 2010, (Unaudited)	27,601,663	27,601	23,708,154	7,147,795	86,781,704	9,770,476	17,538	127,453,268

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$17,515,655	$21,535,766
Net loss attributable to noncontrolling interest	(74,437)	(22,410)
Consolidated net income	17,441,218	21,513,356
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	608,967	611,661
Amortization	56,498	56,461
Provision for doubtful accounts	979,834	1,724,705
(Gain) loss on disposal of equipment	(487)	9,427
Option issued to employees	735,147	735,146
Stock based compensation for services	2,371,875	-
Provision for estimated warranty claims	278,384	74,866
Change in operating assets and liabilities
Notes receivable	1,172,370	(2,414,263)
Accounts receivable	(19,873,352)	(10,825,671)
Prepayments to related parties	(1,544,613)	(84,231)
Other receivables	(342,768)	(277,941)
Refundable bidding and system contracting project deposits	197,393	-
Inventories	(81,301)	212,023
Costs and estimated earnings in excess of billings	(9,659,076)	(17,939,056)
Employee advances	(485,021)	(660,086)
Prepayments and deferred expenses	(1,334,790)	(592,077)
Accounts payable	983,055	1,340,372
Accounts payable related party	272,994	-
Customer deposits	(302,520)	(3,254,294)
Billings in excess of costs and estimated earnings	(36,075)	(2,974,893)
Other payables	147,230	(412,977)
Accrued liabilities	5,502,957	4,771,623
Taxes payable	1,234,762	6,596,492
Net cash used in operating activities	(1,677,319)	(1,789,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,072,029)	(1,039,560)
Proceeds from sale of equipment	14,416	9,828
Payments for long term investments	(2,710)	-
Deconsolidation of cash held at Tianxiao Fire Equipment Co. Ltd.	-	(241,311)
Proceeds from restructuring on Tianxiao Fire Safety Equipment Co. Ltd.	-	1,550,922
Proceeds from sales of investment in King Galaxy Investments Limited	-	1,000,000
Net cash (used in) provided by investing activities	(1,060,323)	1,279,879

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(3,104,563)	2,252,851
Capital contributed by noncontrolling interest shareholder	58,840	87,954
Net cash (used in) provided by financing activities	(3,045,723)	2,340,805

EFFECT OF EXCHANGE RATE CHANGES ON CASH	455,432	(3,649)

INCREASE (DECREASE) IN CASH	(5,327,933)	1,827,678

CASH and CASH EQUIVALENTS, beginning of periods	34,976,880	26,655,333

CASH and CASH EQUIVALENTS, end of periods	$29,648,947	$28,483,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$4,115,124	$759,948
Interest paid	$-	$-

NON-CASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
Reclassification of advances on building and equipment purchase
to plant and equipment upon receipt of purchase	$-	$249,672

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Recent developments

Investment of 5% interest in Sureland Fire & Security India Private Ltd (“Sureland India”)

Sureland India was incorporated in New Delhi, India with registered capital of $51,398 (INR2,500,000). Sureland India engages in project design, consulting and construction services for the fire protection industry in India. In January 2010, Sureland India received approval from the India government to accept foreign investment of 5% equity from China Fire Protection Group, Inc. China Fire Protection Group, Inc. has completed the payment of $2,710 (INR125,000) in January 2010. After the transaction, the Company became a minority interest holder of Sureland Indian and the investment was recorded under the cost accounting method. The Company made an advance payment to Sureland Fire & Security India Private Ltd. in amount of $284,620 as of September 30, 2010 for services.

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

Restructuring of Sureland Industrial

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

During the first quarter of 2010, the Company’s wholly-owned subsidiary, CFPG entered into an agreement with Zeetech, our subsidiary in which we own 100%, pursuant to which CFPG's entire interest (75%) in Sureland Industrial shall be transferred to Zeetech. On March 12, 2010, the restructuring transaction was approved by the Chinese Ministry of Commerce.  Subsequent to the transfer, the Company still holds 100% of the interest in Sureland Industrial through its subsidiaries.

 Formation of Shenyang Hongshida Electronics Co., Ltd (“Shenyang Hongshida”)

Shenyang Hongshida was incorporated in Shenyang, Liaoning Province, China with registered capital of $1,497,000 (RMB10,000,000). Pursuant to Shengyang Hongshida’s by-laws dated on June 1, 2009, the registered capital is required to be injected over the subsequent two years. Shenyang Hongshida is 80% owned by Beijing Hua An with 20% noncontrolling interest owned by an unrelated party. Shenyang Hongshida engages in the production and sales of fire equipment, electronic products, instrumentation, and computer parts and provides technical advisory services. Shenyang Hongshida will focus on the low- to middle-end segment of the fire products market. The company received capital contributions of $299,400 (RMB 2,000,000) in June 2010 of those, $58,880 (RMB 400,000) was received from the non-controlling interest investor. As of September 30, 2010, the registered capital received was $748,500 (RMB 5,000,000) and the Company is in pre-operating stage.

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
September 30, 2010
(Unaudited)

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation.

While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

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

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting, and therefore, take into account the costs, estimated earnings a revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Adjustments to the original estimates of the total contract revenue, total control cost, or extent of progress toward completion are often required as work in progress. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

The key assumptions used in the estimate of costs to complete relate to the unit material cost, the quantity of materials to be used, the installation cost and those indirect costs related to contract performance. The estimate of unit material cost is reviewed and updated on a quarterly basis, based on the updated information available on the supply markets. The estimate of material quantity to be used for completion and the installation cost is also reviewed and updated on a quarterly basis, based on the updated information on the progress of projection execution. If the supply market conditions or the progress of projection execution were different, it is likely that materially different amounts of contract costs would be used in the percentage of completion method of accounting. Thus the uncertainty associated with those estimates may impact our consolidated financial statements.  Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer.

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
September 30, 2010
(Unaudited)

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

The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company considers itself to be operating within one reportable segment.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Asset and liability accounts at September 30, 2010 were translated at 6.68 RMB to $1.00 and 44.89 INR to $1.00 as compared to 6.82 RMB to $1.00 and 46.75 INR to $1.00 at December 31, 2009 respectively.  Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statements accounts for the nine months ended September 30, 2010 and 2009 were 6.80 RMB and 6.82 RMB, respectively. The average translation rates of INR applied to income statements accounts for the nine months ended September 30, 2010 were 46.15 INR. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Historically, the Company has not entered any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China, Hong Kong and India. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  The balances maintained in India are deposited in the branch of DBS Bank (Singapore) Limited, which are fully insured by the Government of Singapore until December 31, 2010. As of September 30, 2010 and December 31, 2009, the Company had deposits (including restricted cash balances) totaling to $38,348,601 and $33,603,047, respectively, that are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company's operations are mainly carried out in the PRC, while the revenue recognized from operations in India is immaterial to the Company’s financial statement. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Company has one major customer who represented approximately 40% and 44% of the Company’s sales for the three and nine months ended September 30, 2010, respectively. Accounts receivable from this customer were $15,979,128 as of September 30, 2010. The Company has two major customers who represent approximately 23% of the Company’s sales for the three months ended September 30, 2009 and the Company has one major customer who represents approximately 11% of the Company’s sales for the nine months ended September 30, 2009. Accounts receivable from these customers were $0 as of September 30, 2009.

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

Restricted cash consists of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Restricted cash
Products sales	$4,779,986	$3,728,599
System contracting projects	3,928,706	1,711,441
Total restricted cash	8,708,692	5,440,040
Restricted cash - non current	(6,299,843)	(3,602,906)
Restricted cash - current	$2,408,849	$1,837,134

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method.

Inventories consist of the following as of:

	September 30, 2010 (Unaudited)	December 31, 2009
Raw materials	$207,574	$144,829
Finished goods	4,609,949	4,574,075
Work in progress	732,164	641,616
Total	$5,549,687	$5,360,520

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.  The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of September 30, 2010 and December 31, 2009, the Company determined no reserves were necessary.

 Accounts receivable

Accounts receivable represents amounts due from customers for products sales, maintenance services and system contracting projects. Overdue balances are reviewed regularly by senior management.

We establish an allowance for doubtful accounts based on management’s assessment of the collectability of our account receivables. A considerable amount of judgment is required in assessing the amount of the allowance. We consider the historical level of credit losses, apply percentages to aged receivable categories, make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Additional specific provision is made against account receivables to the extent which they are considered to be doubtful. Bad debts are written off against allowance for doubtful accounts when identified. We do not accrue any interest on accounts receivable. Historically, losses from uncollectible accounts have not deviated from the general allowance estimated by the management and no bad debts have been written off against allowance for doubtful accounts directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and does not expect to change this established policy in the near future. Any changes on the estimates on our general provision policy could have a material effect on our results of operations.

Accounts receivable consist of the following:
	September 30, 2010 (Unaudited)	December 31, 2009
Accounts receivable:
System contracting projects	$41,182,386	$23,814,248
Maintenance services	3,753,307	3,190,843
Products sales	17,113,324	13,988,263
Total accounts receivable	62,049,017	40,993,354
Allowance for bad debts	(7,670,678)	(6,539,787)
Accounts receivable, net	54,378,339	34,453,567
Accounts receivable - non-current retentions	(4,204,286)	(3,463,998)
Accounts receivable - current	$50,174,053	$30,989,569

The activity in the allowance for doubtful accounts for trade accounts receivable for the nine months ended September 30, 2010 and for the year ended December 31, 2009 is as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Beginning allowance for doubtful accounts	$6,539,787	$4,370,362
Additional charged to bad debt expense	979,834	2,172,588
Write-off charged against the allowance	-	-
Foreign currency translation adjustment	151,057	(3,163)
Ending allowance for doubtful accounts	$7,670,678	$6,539,787

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Retentions held by customers of system contracting projects included in the Company’s accounts receivable are as follows:
	September 30, 2010 (Unaudited)	December 31, 2009
Retentions
Current	$3,165,888	$2,967,248
Non-current	4,204,286	3,463,998
Total retentions	$7,370,174	$6,431,246

These balances represent portions of billings made by the Company but held for payment by the customer, pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

The Company believes that there was some portion of accounts receivable would be collected in more than one year, based on our historical collection pattern. Currently, we are actively evaluating all the possible estimation methods in order to best estimate the amount to be collected in more than one year.  We expect to disclose the estimated amount to be collected in more than one year with our estimation method in the Company’s December 31, 2010 financial statements.

Costs and estimated earnings in excess of billings

The current asset “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

Costs and estimated earnings in excess of billings consist of the following:
	September 30, 2010 (Unaudited)	December 31, 2009
Contract costs incurred plus recognized profits less recognized losses to date	$139,286,398	$116,754,059
Less: progress billings	(92,146,324)	(80,191,486)
Costs and estimated earnings in excess of billings	$47,140,074	$36,562,573

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Company believes that there was some portion of costs and estimated earnings in excess of billings would be collected in more than one year, based on our historical billing and collection pattern. Currently, we are actively evaluating all the possible estimation methods in order to best estimate the amount to be collected in more than one year.  We expect to disclose the estimated amount to be collected in more than one year with our estimation method in the Company’s December 31, 2010 financial statements.

Billings in excess of costs and estimated earnings

The current liability “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

Billings in excess of costs and estimated earnings consists of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Progress billings	$13,689,193	$14,679,369
Less: contracts costs incurred plus recognized profits less recognized losses to date	(15,111,723)	(16,109,368)
Billings in excess of costs and estimated earnings	$1,422,530	$1,429,999

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 5% residual value.  Depreciation expense amounted to $214,616, and $201,140 for the three months ended September 30, 2010 and 2009, respectively.  Depreciation expense amounted to $608,967 and $611,661 for the nine months ended September 30, 2010 and 2009, respectively.

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

Plant and equipment consists of the following:
	September 30, 2010 (Unaudited)	December 31, 2009
Buildings and improvements	$6,548,411	$6,439,015
Transportation equipment	3,645,4576	3,307,236
Machinery	943,287	900,781
Office equipment	1,559,615	1,348,261
Furniture	145,695	165,736
Total depreciable assets	12,842,465	12,161,029
Less accumulated depreciation	(4,307,265)	(3,875,487)
Construction in progress	715,620	331,979
Plant and equipment, net	$9,250,820	$8,617,521

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Intangible assets consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Land use rights	$770,789	$770,789
Technology rights	608,745	608,745
Accumulated amortization	(382,906)	(338,378)
Balance	$996,628	$1,041,156

Amortization expense amounted to $18,852 and $ 18,820 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense amounted to $56,498 and $56,461 for the nine months ended September 30, 2010 and 2009, respectively.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, which include identifiable intangible assets, and property and equipment (“P&E”), at least annually or more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable for all long-lived assets. Changes in the underlying business could adversely affect the fair value of the enterprise and intangible asset and P&E asset groups. Important factors which could require an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; (iv) our enterprise fair value relative to net book value.

Our impairment evaluation of identifiable intangible assets and P&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

estimated useful lives, the Company record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. The Company determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, the Company determines that ours amortizable intangible assets or other long-lived assets have been impaired, the Company will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations.  As of September 30, 2010, the Company expects these assets to be fully recoverable.

Backlog

System Contracting Projects

The following schedule shows a reconciliation of backlog representing the amount of revenue the company expected to realize from work to be performed on uncompleted contracts in progress at September 30, 2010 and from contractual agreements on which work has not yet begun.

Contract revenue on uncompleted contracts at December 31, 2009	$20,706,885
Contract adjustments (changes order)	2,417,155
Contract revenues for new contracts for the nine months ended September 30, 2010	115,983,848
Bids awarded and pending for execution of contracts for the nine months ended September 30, 2010	9,722,207
Less: Contract revenue earned for the nine months ended September 30, 2010	(53,663,486)
Effect of exchange rate changes	914,862
Backlog at September 30, 2010 (unaudited)	$96,081,471

In addition, between October 1, 2010, and November 9, 2010, the Company entered into additional system contracting contracts with revenues of $2,346,843.

Products

As of September 30, 2010, the backlog of unshipped and uninspected orders was approximately $44,429,938. Including $1,644,689 bids awarded and pending for execution of contracts for the nine months ended September 30, 2010. It is expected that the majority of these orders will be shipped and inspected within the next twelve months.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Maintenance Service

As of September 30, 2010 the unperformed service agreements amounted to $1,162,974.

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

 Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge to the customer.  The Company maintains a provision for potential warranty costs on these products for one year.  This provision represents management’s assessment of the Company’s history of warranty costs while incorporating estimates by the quality review staff of the potential product failure rates.  The Company records a warranty obligation in selling expense at the time revenue is recognized.   For the three months ended September 30, 2010 and 2009, the Company recorded $278,384 and $11,884, respectively, as a provision for estimated warranty claims. For the nine months ended September 30, 2010 and 2009, the Company recorded $278,384, and $74,866, respectively, as a provision for estimated warranty claims.

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
September 30, 2010
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

Investments in joint ventures are also a financial instrument.  The Company invested $170,658 (RMB 1,140,000) in Hubei Shou An Changjiang Fire Protection Co., Ltd for 19% equity interest, invested $316,952 in Tianxiao Fire Safety Equipment Co., Ltd. for 16.7% ownership and $2,710 in Sureland India for 5% equity interest. Total investment as of September 30, 2010 amounted to $490,320; there is no quoted or observable market price for the fair value of similar long term investments in joint ventures.  The Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contributed to the joint ventures.

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

 Income taxes

The Company reports income taxes pursuant to ASC 740, “Accounting for Income Taxes” ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”). ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Deferred tax assets amounted to $90,058 and $84,126 as of September 30, 2010 and December 31, 2009, respectively, and are classified as prepayment and deferred expenses in the accompanying consolidated balance sheets.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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
September 30, 2010
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

VAT on sales and VAT on purchases amounted to $2,102,432 and $1,476,588 for the three months ended September 30, 2010, respectively. VAT on sales and VAT on purchases amounted to $1,658,245 and $1,241,110 for the three months ended September 30, 2009. VAT on sales and VAT on purchases amounted to $5,259,801 and $3,598,169 for the nine months ended September 30, 2010, respectively. VAT on sales and VAT on purchases amounted to $4,685,083 and $3,436,154 for the nine months ended September 30, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Stock-based compensation

The Company adopted ASC 718, “Accounting for Stock-Based Compensation,” which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation granted to non-employees has been determined in accordance with ASC 718 and the ASC 505-50, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

ASC 718 requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award and requires compensation cost to reflect estimated forfeitures. The determination of the fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected share option exercise behaviors, risk-free interest rate and expected dividends. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

applicable to the expected life of the share option, the expected dividend yield was based on the Company’s current and expected dividend policy, and the projected share option exercise behaviors is based on one-half of the sum of the vesting period and the contractual life of each share option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

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
September 30, 2010
(Unaudited)

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
September 30, 2010
(Unaudited)

the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

In July 2010, FASB issued Accounting Standard Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” or ASU 2010-20. This Update provides enhanced disclosures which are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses. Public entities must apply the disclosure requirements applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In September 2010, FASB issued Accounting Standard Update 2010-25, “Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” or ASU 2010-25. The ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended September 30:

	2010 (Unaudited)	2009 (Unaudited)
Net income for earnings per share	$5,934,770	$7,553,941

Weighted average shares used in basic computation	27,598,542	27,593,275
Diluted effect of stock options, restricted stock and warrants	1,824,940	779,057
Weighted average shares used in diluted computation	29,423,482	28,372,332

Earnings per share:
Basic	$0.22	$0.27
Diluted	$0.20	$0.27

The following is a reconciliation of the basic and diluted earnings per share computation for the nine months ended September 30:

	2010 (Unaudited)	2009 (Unaudited)
Net income for earnings per share	$17,515,655	$21,535,766

Weighted average shares used in basic computation	27,596,541	27,589,489
Diluted effect of stock options, restricted stock and warrants	2,048,198	710,063
Weighted average shares used in diluted computation	29,644,739	28,299,552

Earnings per share:
Basic	$0.63	$0.78
Diluted	$0.59	$0.76

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

As of September 30, 2010 and 2009, all outstanding stock options and restricted stocks were included in the calculation of diluted earnings per share.

Note 4 - Related party transactions

The Company has receivables from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has a 19% ownership interest. The accounts receivable due from Hubei Shou An was $158,612 and $155,433 as of September 30, 2010 and December 31, 2009, respectively, which resulted from product sales prior to December 31, 2009. This amount is expected to be repaid by December 31, 2010 in cash.

In addition, the Company has other receivable from Hubei Shou An in the amounts of $408,469 and $396,359 as of September 30, 2010 and December 31, 2009, respectively.  This balance was for operating capital in Hubei Shou An and is expected to be repaid by December 31, 2010 in cash.

The Company has prepayments to Tianjin Tianxiao Fire Safety Equipment Co., Ltd., in which the Company has 16.7% ownership interest. The prepayment to Tianjin Tianxiao Fire Safety Equipment Co., Ltd. was $1,400,380 as of September 30, 2010 and accounts payable were $272,994 as of December 31, 2009, resulting from product purchases of $3,422,764 for the nine months ended September 30, 2010, after the restructuring of 83.3% ownership interest in Tianxiao Equipment.

Advance payments to Sureland India, in which the Company has 5.0% ownership interest, were $284,620 and $103,174 as of September 30, 2010 and December 31, 2009, respectively.  This balance was for the advance payment to Sureland India for the delivery of future services.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to nine months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $3,168,585 and $4,274,268 as of September 30, 2010 and December 31, 2009, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

 Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on system contracting projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them to start performing the services.  Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $4,824,423 and $3,397,358 as of September 30, 2010 and December 31, 2009, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $170,658 (RMB1,140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC.  The investment is recorded under the cost accounting method.

As of December 31, 2009, the Company held an investment of $316,952 (RMB2,117,246) for a 16.7% interest in Tianjin Tianxiao Fire Safety Equipment Co., Ltd. as a non-controlling interest holder. The investment is recorded under the cost accounting method at fair value at the deconsolidation date.

In January 2010, the company invested $2,710 (INR125,000) for a 5% interest in Sureland India as a non-controlling interest holder. The investment is recorded under the cost accounting method.

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products orders and maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within nine months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy.  Customer deposits also represent amounts advanced by customers on system contracting projects deposits. The advance payment will apply to the invoices when the Company bills the customer based on the progression of the projects. As of September 30, 2010 and December 31, 2009, customer deposits amounted to $1,916,956, and $2,182,790, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of the balance sheet date for system contracting projects. Accrued liabilities also represent an accrued estimation of warranty expenses.  As of September 30, 2010 and December 31, 2009, accrued liabilities amounted to $20,229,103 and $13,841,300, respectively.

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

The Company’s subsidiaries are paying the following tax rate for three and nine months ended September 30, 2009:

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Tianxiao Equipment	-%	25.0%
Shian Kexin	-%	25.0%
Shanyang Hongshida	-%	25.0%

 The Company’s subsidiaries are paying the following tax rate for three and nine months ended September 30, 2010

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Shian Kexin	-%	25.0%
Zeetech	-%	40.0%
India Project Office	-%	40.0%
Shanyang Hongshida	-%	25.0%

The provision for income taxes amounted to $1,111,428 and $1,329,732 for the three months ended September 30, 2010 and 2009, respectively. The provision for income taxes amounted to $3,165,561 and $3,480,396 for the nine months ended September 30, 2010 and 2009, respectively.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
China income tax exemption	(15.7)	(16.4)	(15.8)	(11.9)
Permanent Differences (China)(1)	1.4	5.9	2.0	3.1
Other item (2)	5.1	0.5	4.2	0.3
Effective income tax rates	15.8%	15.0%	15.4%	13.9%

(1)The 1.4% represents $137,595 of bad debt provisions and $74,656 of meals and entertainment expenses incurred by Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC for the three months ending September 30, 2010. These non-deductible expenses were offset by $116,300, which is a 50% additional deduction allowed in PRC for Research and Development expenses at Sureland Industrial. The 5.9% represents $531,281 of bad debt provisions and $91,259 of meals and entertainment expenses incurred by Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC for the three months ending September 30, 2009. These non-deductible expenses were offset by $97,507 which is a 50% additional deduction allowed by PRC for Research and Development expenses at Sureland Industrial.

The 2.0% represents $489,917 of bad debt provisions and $246,817 of meals and entertainment expenses incurred by Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC for the nine months ending September 30, 2010. Those non-deductible expenses were offset by $315,449 which is a 50% additional deduction allowed in PRC for Research and Development expenses at Sureland Industrial. The 3.1% represents $862,353 of bad debt provisions and $208,069 of meals and entertainment expenses incurred by Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC for the nine months ending September 30, 2009. Those non-deductible expenses were offset by $306,012 which is a 50% additional deduction allowed by PRC for Research and Development expenses at Sureland Industrial.

(2)  The 3.5% and 0.5% represents $1,248,965 and $339,818 in expenses incurred by CFSG and CFPG that are not deductible in PRC for the three months ended September 30, 2010 and 2009, respectively. The 2.2% and 0.8% represents $3,844,830 and $1,503,893 in expenses incurred by CFSG and CFPG that are not deductible in PRC for the nine months ended September 30, 2010, and 2009, respectively.

The estimated tax savings for the three months ended September 30, 2010 and 2009 amounted to $1,103,809 and $1,451,523, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would reduce basic and diluted earnings per share for the three months ended September 30, 2010 by $0.12 and $0.11, respectively. If the income tax had been applied, it would reduce basic and diluted earnings per share for the three months ended September 2009 by $0.05.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The estimated tax savings for the nine months ended September 30, 2010 and 2009 amounted to $3,249,981 and $ 3,612,548 respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would reduce basic and diluted earnings per share for the nine months ended September 30, 2010, and 2009 by $0.04 and $0.13 respectively.

China Fire & Security Group, Inc. was incorporated in the United States and has incurred net operating losses of $0 for income tax purposes for the nine months ended September 30, 2010.  The estimated net operating loss carry forwards for United States income taxes amounted to $1,079,324 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilize, from 2027 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the nine months ended September 30, 2010 and 2009 was $0 and the accumulated valuation allowance as of September 30, 2010 amounted to $366,970. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $92.5 million as of September 30, 2010, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:
	September 30, 2010 (Unaudited)	December 31, 2009
VAT taxes payable	$6,968,414	$4,636,786
Income taxes payable	2,063,070	2,936,047
Sales taxes	1,319,035	1,358,372
Other taxes payable	91,229	71,265
Total	$10,441,748	$9,002,470

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2010 and 2009. The contributions are charged to the consolidated income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $106,045, and $92,697 for the three months ended September 30, 2010 and 2009, respectively. The aggregate contributions of the Company to retirement benefit schemes amounted to $315,010 and $269,174 for the nine months ended September 30, 2010 and 2009, respectively.

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

Because the surplus reserve fund already totals 50% of Sureland Industrial, Sureland Equipment, and Beijing Hua An’s registered capital, the Company did not reserve any surplus reserve fund at the end of September 30, 2010 for these subsidiaries.  As of September 30, 2010, the remaining reserve required for Shian Kexin and Shenyang Hongshida to fulfill the 50% registered capital requirement totaled $748,500.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the three and nine months ended September 30, 2010 and 2009.

Note 13 - Options issued to employees

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

The total stock option compensation expense recognized for the three months ended September 30, 2010 and September 30, 2009 was 245,049, and 245,049, respectively. The total stock option compensation expense recognized for the nine months ended September 30, 2010 and September 30, 2009 was 735,147 and 735,146, respectively. As of September 30, 2010, approximately $2.2 million of estimated expense related to un-vested stock-based awards has yet to be recognized and will be recognized over the employee’s remaining service period of approximately 2.23 years.

During the three month period ended September 30, 2010, 6,122 shares of options were converted into 6,122 shares of common stock using a cash exercise. There were 1,769,878 shares of options outstanding as of September 30, 2010.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

 The Company has stock options as follows:
		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value

Outstanding, December 31, 2008	779,500	$1.43	$4,194,190
Granted	1,000,000	6.81	-
Forfeited
Exercised	(3,500)	4.51	-
Outstanding, December 31, 2009	1,776,000	$4.45	$16,120,860
Granted
Forfeited
Exercised	(6,122)	3.63
Outstanding, September 30, 2010 (Unaudited)	1,769,878	$4.46	$6,467,521

Following is a summary of the status of options outstanding at September 30, 2010:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Price	Life	Options	Price	Life
746,500	$1.25	5.75	746,500	$1.25	5.75
6,000	$4.51	1.58	6,000	$4.51	1.58
20,000	$6.70	1.75	15,000	$6.70	1.75
997,378	$6.81	3.25	434,878	$6.81	3.25

 Note 14 - Restricted stocks issued to employees

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
September 30, 2010
(Unaudited)

The 1,000,000 employee restricted stocks had a fair value of $12,650,000. The related compensation expense is recognized on a straight-line basis over the vesting periods.

The total restricted stock compensation expense recognized for the three and nine months ended September 30, 2010 was $790,625 and $2,371,875, respectively.

 Note 15 - Commitments and Contingencies

Commitments

As described in Note 1, Shenyang Hongshida has a registered capital of $1,497,000, of which, $748,500 has been invested as of September 30, 2010. The remaining of $748,500 is scheduled to be injected within two years of June 1, 2009, the date of the Company’s by-laws.

Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation, which would have a significant effect on the Company’s consolidated financial statements

Note 16 – Restructuring of Tianxiao Equipment

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which the management of China Fire & Security Group, Inc., ("we," "our," "us," the "Company" or "CFSG") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

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

In May 2009, Beijing Shian Kexin Technology Co., Ltd. (“Shian Kexin”) was incorporated in Beijing, China under the laws of the PRC with registered capital of RMB5,000,000 or approximately $748,500. Shian Kexin is 100% owned by Sureland Industrial.

In May 2009, Shenyang Hongshida Electronics Co., Ltd. (“Hongshida”) was incorporated in Shenyang, Liaoning Province, China under the laws of the PRC with registered capital of RMB10,000,000 or approximately  $1,497,000. Hongshida is 80% owned by Beijing Hua An Times Fire Safety Technology Co., Ltd. ("Beijing Hua An") with a 20% non-controlling interest owned by an unrelated party. Beijing Hua An is 100% owned by Sureland Industrial.

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

As of September 30, 2010, Sureland operates more than 20 sales and liaison offices in China. Sureland has been ranked as the leading Chinese industrial fire safety company and the largest contractor by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Its key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Its products have been used by its customers in more than 20 provinces throughout China.

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

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue from system contracting projects are recognized using the percentage-of-completion method of accounting, and therefore, take into account the costs, estimated earnings a revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that cost expended to date bears to anticipated final total cost, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Adjustments to the original estimates of the total contract revenue, total control cost, or extent of progress toward completion are often required as work in progress. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

The key assumptions used in the estimate of costs to complete relate to the unit material cost, the quantity of materials to be used, the installation cost and those indirect costs related to contract performance. The estimate of unit material cost is reviewed and updated on a quarterly basis, based on the updated information available on the supply markets. The estimate of material quantity to be used for completion and the installation cost is also reviewed and updated on a quarterly basis, based on the updated information on the progress of projection execution. If the supply market conditions or the progress of projection execution were different, it is likely that materially different amounts of contract costs would be used in the percentage of completion method of accounting. Thus the uncertainty associated with those estimates may impact our consolidated financial statements.  Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer.

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

Asset and liability accounts at September 30, 2010 were translated at 6.68 RMB to $1.00 and 44.89 INR to $1.00 as compared to 6.82 RMB to $1.00 and 46.75 INR to $1.00 at December 31, 2009 respectively.  Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statements accounts for the nine months ended September 30, 2010 and 2009 were 6.80 RMB and 6.82 RMB, respectively. The average translation rates of INR applied to income statements accounts for the nine months ended September 30, 2010 were 46.15 INR. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from system contracting projects under the percentage of completion method, impairment of long-lived assets and the allowance for doubtful accounts. Management evaluates all of its estimates and judgments on an on-going basis.

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

We establish an allowance for doubtful accounts based on management’s assessment of the collectability of our account receivables. A considerable amount of judgment is required in assessing the amount of the allowance. We consider the historical level of credit losses, apply percentages to aged receivable categories, make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Additional specific provision is made against account receivables to the extent which they are considered to be doubtful. Bad debts are written off against allowance for doubtful accounts when identified. We do not accrue any interest on accounts receivable. Historically, losses from uncollectible accounts have not deviated from the general allowance estimated by the management and no bad debts have been written off against allowance for doubtful accounts directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and does not expect to change this established policy in the near future. Any changes on the estimates on our general provision policy could have a material effect on our results of operations.

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets, which include identifiable intangible assets, and property and equipment (“P&E”), at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable for all long-lived assets. Changes in the underlying business could adversely affect the fair value of the enterprise and intangible asset and P&E asset groups. Important factors which could require an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; (iv) our enterprise fair value relative to net book value.

Our impairment evaluation of identifiable intangible assets and P&E includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations.

Share-based Compensation

We applied ASC 718, Compensation - Stock Compensation (formerly SFAS No. 123R, Share-Based Payment). ASC 718 requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award and requires compensation cost to reflect estimated forfeitures. The determination of the fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected share option exercise behaviors, risk-free interest rate and expected dividends. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the share option, the expected dividend yield was based on the Company’s current and expected dividend policy, and the projected share option exercise behaviors is based on one-half of the sum of the vesting period and the contractual life of each share option.  This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

Any uncertainty associated with these assumptions may impact our consolidated financial statements might affect our valuation when the options are granted.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenues
System contracting projects	19,874,490	80.1%	18,710,099	75.4%	1,164,391	6.2%
Products	4,092,838	16.5%	5,351,659	21.6%	(1,258,821)	(23.5)%
Maintenance services	850,260	3.4%	754,671	3.0%	95,589	12.7%
Total Revenues	24,817,588	100.0%	24,816,429	100.0%	1,159	0.0%

Total revenues were approximately $24.8 million for the three months ended September 30, 2010, as compared to approximately $24.8 million for the three months ended September 30, 2009, representing a slight increase of $1,159. This increase was primarily attributable to the increase in revenues from system contracting service and maintenance services, offset by the decrease in revenues from product sales. The Company recognized revenues from 223 total solution, product sales and maintenance contracts for the three months ended September 30, 2010 as compared to 205 contracts for the three months ended September 30, 2009.

For the three months ended September 30, 2010, the iron and steel industry contributed the largest percentage to our total revenues, contributing approximately 85.1 percent of total revenues, compared to 76.2 percent for the three months ended September 30, 2009. For the three months ended September 30, 2010, the traditional power generation industry contributed approximately 3.4 percent of total revenues, compared to 12.3 percent for the three months ended September 30, 2009. Other industries including the chemical industry and the nuclear power industry and international markets contributed approximately 11.4 percent for the three months ended September 30, 2010, compared to 11.5 percent for the three months ended September 30, 2009.

Revenues from system contracting projects increased by 6.2 percent to $19.9 million and were derived from 122 contracts for the three months ended September 30, 2010, compared to $18.7 million derived from 101 contracts for the three months ended September 30, 2009. This slight increase in revenues from system contracting projects was primarily attributable to the successful execution of large iron and steel projects from Wuhan Iron and Steel Group, offset by the general slowdown in the execution of system contracting projects from the iron and steel industry, which experienced weakness during the period.

In particular, the three largest total solution projects were Wuhan Iron and Steel Group, Capital Iron Steel Caofeidian and Handan Iron and Steel Co., Ltd. which collectively contributed approximately $14.3 million of revenues, representing 57.7 percent of total revenues for the three months ended September 30, 2010.

For the three months ended September 30, 2010, the significant increase in reliance on one client for the Company’s operating results was due to the size of the total solution contract executed with Wuhan Iron and Steel. The value of this contract was approximately $92 million. Therefore, with the successful implementation of this project, for the three months ended September 30, 2010, Wuhan Iron and Steel contributed the largest portion of the Company’s sales of any client. By the end of the third quarter of 2010, the $92 million contract with Wuhan Iron and Steel will only be 34% complete; as a result, the Company expects that a large portion of its revenues in future reporting periods will depend on the execution of this contract.

Revenues from product sales, which included the sale of our self-manufactured proprietary products and resale of third-party products, were $4.1 million derived from 47 contracts for the three months ended September 30, 2010, compared to $5.4 million derived from 45 contracts for the three months ended September 30, 2009. The decrease in revenues from product sales was mainly attributable to the smaller contracts signed by the Company’s clients from the iron and steel industry, which experienced weakness during the period. The average value of product sales contracts executed for the three months ended September 30, 2010 was approximately $87,000, compared to approximately $120,000 during the same period of 2009.

Revenues from maintenance service increased by 12.7 percent to $0.9 million derived from 54 contracts for the three months ended September 30, 2010, compared to $0.8 million derived from 59 contracts for the three months ended September 30, 2009. The increase in revenues from maintenance service was mainly attributable to the increase in average contract value as the result of more sophisticated maintenance contracts that we executed in the iron and steel industry during the period.

	For the Three Months Ended September 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of revenues
System contracting projects	9,579,909	48.2%	7,821,254	41.8%	1,758,655	22.5%
Products	2,091,895	51.1%	2,559,838	47.8%	(467,943)	(18.3)%
Maintenance services	604,209	71.1%	436,026	57.8%	168,183	38.6%
Total cost of revenues	12,276,013	49.5%	10,817,118	43.6%	1,458,895	13.5%

Gross profit
System contracting projects	10,294,581	51.8%	10,888,845	58.2%	(594,264)	(5.5)%
Products	2,000,943	48.9%	2,791,821	52.2%	(790,878)	(28.3)%
Maintenance services	246,051	28.9%	318,645	42.2%	(72,594)	(22.8)%
Total gross profit	12,541,575	50.5%	13,999,311	56.4%	(1,457,736)	(10.4)%

Cost of revenues for the three months ended September 30, 2010 was approximately $12.3 million, as compared to $10.8 million for the three months ended September 30, 2009, representing an increase of approximately $1.5 million or 13.5%. The increase in cost of revenues was mainly driven by the increase in unit labor cost and material costs during the period. Gross profit for the three months ended September 30, 2010 was approximately $12.5 million, as compared to $14.0 million for the three months ended September 30, 2009, representing a decrease of approximately $1.5 million or 10.4 percent. Gross margin for the three months ended September 30, 2010 was 50.5 percent, as compared to gross margin of 56.4 percent for the three months ended September 30, 2009. The decrease in gross margin was mainly due to the decrease in gross margin of our system contracting projects during the period.

Gross margin of system contracting projects was 51.8 percent for the three months ended September 30, 2010, compared to 58.2 percent for the three months ended September 30, 2009. The decrease in the gross margin of system contracting projects was mainly attributable to a change in the contract mix during the period The gross margin of system contracting projects represents the average value of the gross margins of different system contracting projects executed in during the period.

Gross margin of product sales was 48.9 percent for the three months ended September 30, 2010, compared to 52.2 percent for the three months ended September 30, 2009. The decrease in the gross margin of product sales was mainly attributable to the product mix during the period, as a lower percentage of self-manufactured proprietary products sold through product sales contracts contributed to lower gross margins. Of the products sales in the three months ended September 30, 2010, the percentage of self-manufactured proprietary products decreased to 36.7%, compared to 45.3% in the three months ended September 30, 2009. The main reason for the shift in sales from self-manufactured products to third-party manufactured products is the percentage of product sales from the chemical industry increased significantly to 39.2% in the three months ended September 30, 2010, compared to 1.9% for the same period of last year. Since product sales contracts in the chemical industry typically use less self-manufactured proprietary products than those in other industries, the higher sales contribution from the chemical industry resulted into the lower percentage of self-manufactured proprietary products during the period.

Gross margin of maintenance service was 28.9 percent for the three months ended September 30, 2010, compared to 42.2 percent for the three months ended September 30, 2009. The decrease in gross margin of maintenance service was mainly attributable to an increase in unit labor costs during the period.

	For the Three Months Ended September 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating expenses
Selling expense	2,533,778	10.2%	2,470,092	10.0%	63,686	2.6%
General administrative	2,552,035	10.3%	2,416,007	9.7%	136,028	5.6%
Depreciation and amortization	218,029	0.9%	197,042	0.8%	20,987	10.7%
R&D	465,199	1.9%	390,029	1.6%	75,170	19.3%
Total Operating Expenses	5,769,041	23.2%	5,473,170	22.1%	295,871	5.4%
Income From Operations	6,772,534	27.3%	8,526,141	34.4%	(1,753,607)	(20.6)%

Operating expenses were approximately $5.8 million for the three months ended September 30, 2010 as compared to approximately $5.5 million for the three months ended September 30, 2009, an increase of approximately $0.3 million or 5.4 percent. This increase in operating expenses was mainly attributable to the slight increases in selling, general administrative and R&D expenses during the period.

Selling expenses were approximately $2.5 million for the three months ended September 30, 2010 as compared to approximately $2.5 million for the three months ended September 30, 2009, representing an increase of $63,686 or 2.6 percent. The increase in selling expenses was mainly attributable to the increase in sales-related activities in the iron and steel, power generation and chemical industries and efforts to expand into new industries including nuclear power, transportation and international markets. General administrative expenses were approximately $2.6 million for the three months ended September 30, 2010, as compared to approximately $2.4 million for the three months ended September 30, 2009, representing an increase of $136,028 or 5.6 percent. The increase in general administrative expenses was mainly attributable to increases in employees’ salary and compensation related to issued options and restricted stock. Depreciation and amortization expenses were approximately $0.2 million for the three months ended September 30, 2010, as compared to approximately $0.2 million for the three months ended September 30, 2009, representing an increase of $20,987 or 10.7 percent. The increase in depreciation and amortization expenses was mainly due to the increase in equipment used for business operations. R&D expenses were approximately $0.5 million for the three months ended September 30, 2010 as compared to approximately $0.4 million for the three months ended September 30, 2009, representing an increase of $75,170 or 19.3 percent. The increase in R&D expenses was mainly attributable to the variance in expenditures required in different product development cycles.

Operating income was approximately $6.8 million for the three months ended September 30, 2010 as compared to approximately $8.5 million for the three months ended September 30, 2009, representing a decrease of $1.8 million or 20.6 percent. The decrease in operating income was mainly attributable to the decrease in gross profit and increase in operating expenses during the period.

Total other income was approximately $0.2 million for the three months ended September 30, 2010 as compared to $0.3 for the three months ended September 30, 2009, representing a decrease of $86,106 or 25.7 percent.

Income before income tax was approximately $7.0 million for the three months ended September 30, 2010, as compared to approximately $8.9 million for the three months ended September 30, 2009, representing a decrease of $1.8 million or 20.8 percent. The decrease in income before income tax was mainly due to the decrease in gross profits and increase in operating expenses during the period.  Provision for income tax was approximately $1.1 million for the three months ended September 30, 2010 with an effective tax rate of approximately 15.8 percent, as compared to approximately $1.3 million in provision for income tax for the three months ended September 30, 2009, representing a decrease of $0.2 million. The decrease in provision for income tax was mainly due to a decrease in income before income tax during the period.

Net income was approximately $5.9 million for the three months ended September 30, 2010, as compared to approximately $7.6 million for the three months ended September 30, 2009, representing a decrease of $1.6 million or 21.4 percent. The decrease in net income was mainly due to the decrease in gross profits and increase in operating expenses during the period.

Currency translation adjustments resulting from RMB appreciation amounted to approximately $2.0 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. The positive currency translation adjustments during the period are due to the appreciation of RMB against the U.S. Dollar during the period.

Comprehensive income, which adds the currency adjustment to net income, was approximately $7.9 million for the three months ended September 30, 2010, as compared to approximately $7.7 for the three months ended September 30, 2009, representing a decrease of $0.2 million or 3.1 percent.

Comparison of the Nine Months Ended on September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenues
System contracting projects	53,663,486	78.2%	50,004,213	77.8%	3,659,273	7.3%
Products	12,179,859	17.8%	12,267,472	19.1%	(87,613)	(0.7)%
Maintenance services	2,751,400	4.0%	1,988,823	3.1%	762,577	38.3%
Total revenues	68,594,745	100.0%	64,260,508	100.0%	4,334,237	6.7%

Total revenues were approximately $68.6 million for the nine months ended September 30, 2010, as compared to approximately $64.3 million for the nine months ended September 30, 2009, representing an increase of approximately $4.3 million or 6.7 percent. The increase was primarily due to the increase in revenues from system contracting projects and product sales, which contributed 96.0 percent of revenues during the period. The Company recognized revenues from 326 total solution, product sales and maintenance contracts for the nine months ended September 30, 2010 as compared to 323 contracts for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, the iron and steel industry contributed the largest percentage to our total revenues, contributing approximately 80.4 percent of total revenues, compared to 74.5 percent for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the traditional power generation industry contributed approximately 6.7 percent of total revenue, compared to 14.5 percent for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, other industries including the chemical industry and the nuclear power industry and international markets contributed approximately 12.9 percent, compared to 11.0 percent for the nine months ended September 30, 2009.

Revenues from system contracting projects increased by 7.3 percent to $53.7 million and were derived from 166 contracts for the nine months ended September 30, 2010, as compared to $50.0 million derived from 167 contracts for the nine months ended September 30, 2009. The increase in revenues from system contracting projects was mainly attributable to the successful execution of large projects with Wuhan Iron and Steel Group during the period.

In particular, the three largest customers were Wuhan Iron and Steel Group, Capital Iron and Steel Caofeidian Project, and Anshan Chaoyang Iron and Steel Co., Ltd., which collectively contributed approximately $37.5 million of revenues, representing 54.6 percent of total revenues, for the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, the significant increase in reliance on one client for the Company’s operating results was due to the size of the total solution contract the Company executed with Wuhan Iron and Steel. The value of this contract was approximately $92 million. With the successful implementation of this project, for the nine months ended September 30, 2010, Wuhan Iron and Steel contributed the largest portion of the Company’s sales during the period of any client. By the end of the third quarter of 2010, the $92 million contract with Wuhan Iron and Steel will only be 34% complete; as a result, the Company expects that a large portion of its revenues in future reporting periods will depend on the execution of this contract.

Revenues from product sales, which included the sale of self-manufactured proprietary products and resale of third-party products, were $12.2 million derived from 99 contracts for the nine months ended September 30, 2010, compared to $12.3 million derived from 96 contracts for the nine months ended September 30, 2009. The decrease in revenues from product sales was mainly attributable to the smaller contracts signed by clients from the iron and steel industry due to industry weakness during the period.

Revenues from maintenance service increased by 38.3 percent to $2.8 million derived from 61 contracts for the nine months ended September 30, 2010, compared to $2.0 million derived from 60 contracts for the nine months ended September 30, 2009. The increase in revenues from maintenance service was mainly attributable to the increase in the number of contracts executed as the result of the expansion in our customer base as well as the increase in the average contract value due to the more sophisticated maintenance contracts that we executed in the iron and steel industry during the period.

	For the Nine months Ended September 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of revenues
System contracting projects	24,767,752	46.2%	19,598,795	39.2%	5,168,957	26.4%
Products	5,402,095	44.4%	4,636,886	37.8%	765,209	16.5%
Maintenance services	1,856,115	67.5%	1,228,186	61.8%	627,929	51.1%
Total cost of revenues	32,025,962	46.7%	25,463,867	39.6%	6,562,095	25.8%

Gross profit
System contracting projects	28,895,734	53.8%	30,405,418	60.8%	(1,509,684)	(5.0)%
Products	6,777,764	55.6%	7,630,586	62.2%	(852,822)	(11.2)%
Maintenance services	895,285	32.5%	760,637	38.2%	134,648	17.7%
Total gross profit	36,568,783	53.3%	38,796,641	60.4%	(2,227,858)	(5.7)%

Cost of revenues for the nine months ended September 30, 2010 was approximately $32.0 million, as compared to $25.5 million for the nine months ended September 30, 2009, representing an increase of approximately $6.6 million or 25.8%. Gross profit for the nine months ended September 30, 2010 was approximately $36.6 million, as compared to $38.8 million for the nine months ended September 30, 2009, representing a decrease of approximately $2.2 million or 5.7 percent. Gross margin for the nine months ended September 30, 2010 was 53.3 percent, compared to 60.4 percent for the nine months ended September 30, 2009. The decrease in gross margin was mainly due to the decrease in gross margins of our system contracting projects, product sales and maintenance service during the period.

Gross margin of system contracting projects was 53.8 percent for the nine months ended September 30, 2010, compared to 60.8 percent for the nine months ended September 30, 2009. The decrease in the gross margin of system contracting projects was mainly attributable to a change in the contract mix during the period The gross margin of system contracting projects represents the average value of the gross margins of different system contracting projects executed in during the period.

The gross margin of product sales was 55.6 percent for the nine months ended September 30, 2010, compared to 62.2 percent for the nine months ended September 30, 2009. The decrease in gross margin of product sales was mainly attributable to a lower percentage of self-manufactured proprietary products being sold in product sales contracts, which contribute higher gross margins than outsourced products manufactured by the third party. Of the product sales in the nine months ended September 30, 2010, the percentage of self-manufactured proprietary products decreased to 38.9%, compared to 50.8% for the same period of fiscal year 2009. The main reason for the shift in sales from self-manufactured products to third-party manufactured products is the percentage of product sales from the chemical industry increased significantly to 36.4% in the nine months ended September 30, 2010, compared to 4.3% for the same period of last year. Since the product sales contracts from the chemical industry typically use less self-manufactured proprietary products than those from other industries, the higher sales contribution from chemical industry resulted in the lower percentage of self-manufactured proprietary products during the period.

Gross margin of maintenance service was 32.5 percent for the nine months ended September 30, 2010, compared to 38.2 percent for the nine months ended September 30, 2009. The decrease in the gross margin of maintenance service was mainly attributable to increase in unit labor costs during the period.

	For the Nine Months Ended September 30,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating expenses
Selling expense	6,739,138	9.8%	6,610,283	10.3%	128,855	1.9%
General administrative	8,110,776	11.8%	6,080,089	9.5%	2,030,687	33.4%
Depreciation and amortization	620,190	0.9%	573,892	0.9%	46,298	8.1%
R&D	1,261,796	1.8%	1,224,046	1.9%	37,750	3.1%
Total Operating Expenses	16,731,900	24.4%	14,488,310	22.5%	2,243,590	15.5%
Income From Operations	19,836,883	28.9%	24,308,331	37.8%	(4,471,448)	(18.4)%

Operating expenses were approximately $16.7 million for the nine months ended September 30, 2010, as compared to approximately $14.5 million for the nine months ended September 30, 2009, representing an increase of approximately $2.2 million or 15.5 percent. The increase in operating expenses was mainly due to the increase in general administrative expenses and selling expenses during the period.

Selling expenses were approximately $6.7 million for the nine months ended September 30, 2010 as compared to approximately $6.6 million for the nine months ended September 30, 2009, representing an increase of approximately $0.1 million or 1.9 percent. The increase in selling expenses was mainly attributable to the increase in sales-related activities in the iron and steel, power generation and chemical industries and efforts to expand into new industries including nuclear power, transportation and international markets. General administrative expenses were approximately $8.1 million for the nine months ended September 30, 2010, as compared to approximately $6.1 million for the nine months ended September 30, 2009, representing an increase of approximately $2.0 million or 33.4 percent. The significant increase in general administrative expenses was mainly attributable to the increase in employees’ salary and compensation related to issued options and restricted stock during the period. Depreciation and amortization expenses were approximately $0.6 million for the nine months ended September 30, 2010, as compared to approximately $0.6 million for the nine months ended September 30, 2009, representing an increase of $46,298 or 8.1 percent. The increase in depreciation and amortization expenses was mainly due to an increase in equipment for operations. R&D expenses were approximately $1.3 million for the nine months ended September 30, 2010, as compared to approximately $1.2 million for the nine months ended September 30, 2009, representing an increase of $37,750 or 3.1 percent. The increase in R&D expenses was mainly attributable to the variance in expenditure required in different product development cycles.

Operating income was approximately $19.8 million for the nine months ended September 30, 2010, as compared to approximately $24.3 million for the nine months ended September 30, 2009, representing a decrease of $4.5 million or 18.4 percent. The decrease in operating income was mainly attributable to the decrease in gross profit and increase in operating expenses during this period.

Total other income was approximately $0.8 million for the nine months ended September 30, 2010, as compared to approximately $0.7 million for the nine months ended September 30, 2009, representing an increase of $84,475 or 12.3 percent. The increase was mainly attributable to the increase in our interest income during the period.

Income before income tax was approximately $20.6 million for the nine months ended September 30, 2010, as compared to approximately $25.0 million for the nine months ended September 30, 2009, representing a decrease of $4.4 million or 17.6 percent. The decrease in income before income tax was mainly due to the decrease in gross profit and increase in operating expenses during the period. Provision for income tax was approximately $3.2 million for the nine months ended September 30, 2010 as compared to an approximately $3.5 million in provision for income tax for the nine months ended September 30, 2009, representing a decrease of $0.3 million. The decrease in provision for income tax was mainly due to decrease in income before income tax during the period.

Net income was approximately $17.5 million for the nine months ended September 30, 2010 as compared to approximately $21.5 million net income for the nine months ended September 30, 2009, representing a decrease of $4.0 million or 18.7 percent. The reason for the decrease in net income was mainly due to the decrease in gross profit and the increase in operating expenses during the period.

Currency translation adjustments resulting from RMB appreciation amounted to approximately $2.4 million and $12,367 million as of the nine months ended September 30, 2010 and 2009, respectively. The positive currency translation adjustments during the period are due to the appreciation of RMB against the U.S. Dollar.

Comprehensive income, which adds the currency adjustment to net income, was approximately $20.0 million for the nine months ended September 30, 2010 as compared to approximately $21.5 million in comprehensive income for the nine months ended September 30, 2009, representing a decrease of $1.6 million or 7.4 percent.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $106.3 million including cash and cash equivalents of $29.6 million.

Statement of Cash Flow
	For the nine months Ended September 30,
	2010	2009

Net cash used in operating activities	$(1,677,319)	$(1,789,357)
Net cash (used in) provided by investing activities	(1,060,323)	1,279,879
Net cash (used in) provided by financing activities	(3,045,723)	2,340,805
Effect of foreign currency translation on cash and cash equivalents	455,432	(3,649)
Net cash flow	$(5,327,933)	$1,827,678

Operating Activities

Net cash used by operating activities was approximately $1.7 million for the nine months ended September 30, 2010, as compared to approximately $1.8 million net cash provided by operating activities for the same period in 2009.  Net cash used by operating activities in the nine months ended September 30, 2010 was mainly due to a $19.9 million increase in accounts receivable, $9.7 million increase in costs and estimated earnings in excess of billings, $1.5 million increase in prepayments to related parties, and $1.3 million increase in prepayments and deferred expenses, offset by net income of $17.4 million, decrease of $1.2 million in notes receivable, $5.5 million increase of accrued liabilities, $1.2 million increase of taxes payable and increase of $2.3 million of non-cash compensation.

The increase of $19.9 million in accounts receivable was mainly attributable to slower payment by the Company’s clients in the iron and steel industry, which experienced industry weakness during the period. The increase of $9.7 million in costs and estimated earnings in excess of billings was mainly due to the increase in the aggregate value of projects where we have recognized revenues more than we have billed our customers.

As of September 30, 2010, out of the $105.0 million in gross accounts receivable and unbilled costs and estimated earnings in excess of billings, the Company believes that there was a portion  that would be collected in more than one year, based on our historical collection pattern. Currently, we are actively evaluating the amount of gross accounts receivable and unbilled costs and estimated earnings to be collected in more than one year. We expect to be able to disclose the estimated amount of gross accounts receivable and unbilled costs and estimated earnings to be collected in more than one year with its estimation method in our annual report for the fiscal year 2010 on Form 10-K.

Below is the aging schedule of our accounts receivable as of September 30, 2010:
Aging	1-90 Days	91-180 Day	181-360 Days	Above 1 year	Total
Amount	$32,510,405	$4,240,397	$8,724,282	$16,573,933	$62,049,017
Percentage	52.4%	6.8%	14.1%	26.7%	100.0%

The majority of the debtors to the accounts receivable over three months were leading State-Owned-Enterprises (SOE) in China’s iron and steel industry who have a relatively strong credibility for payment. Therefore, we believe there is limited risk for the non-collection of these accounts receivable balances in the future. We have provided allowance for bad debt risk on our balance sheet to cover any potential non-collection risk. In addition, recent industry-wide weakness in the iron and steel industry resulted in delays in payment from these customers. However, we believe there is limited risk of default in the future, as such customers are mainly State-Owned-Enterprises (SOE). Due to the nature of our business, most of our clients are “large-size repeat clients”, which means that our customers are the same companies, but on different projects at different locations in China. Therefore, our collection power of receivables with these customers is limited, as we must continue to bid for new contracts from these “large-size repeat clients” in the future. Furthermore, as our business requires only limited capital expenditure ($2 to $3 million per year) to maintain the growth, we believe there is no immediate need for us to convert our accounts receivable into cash through collection.

We establish an allowance for doubtful accounts based on management’s assessment of the collectability of our accounts receivable. In our judgment in assessing the size of the allowance, we consider the historical level of credit losses, apply percentages to aged receivable categories, make judgments on the creditworthiness of each customer based on ongoing credit evaluations, and monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. Based on the above assessment, during the reporting years, management established the general policy to make an allowance equivalent to the sum of 3% of accounts receivable between 3 months to 1 year, 15% of accounts receivable between 1 year to 2 years, 40% of accounts receivable between 2 years to 3 years and 100% of accounts receivable over 3 years. An additional specific provision is made against accounts receivable to the extent that they are considered to be doubtful. As most of the debtors to our accounts receivable are leading, large-size State-Owned-Enterprises (SOE) in China’s iron and steel industry, which have relatively strong credibility for payments, we believe there is limited risk of failure to collect the accounts receivable balances in the future. Based on the management’s assessment of the collectability of our accounts receivable and the historical experience in payment collection, we believe that the provision for the Company’s accounts receivable is sufficient for collection risk in the future.

As of December 31, 2009, there was $3.2 million of accounts receivable with aging of more than 3 years on our balance sheet. With recent enforcement in our accounts receivable collection efforts, we have successfully collected approximately $1.5 million out of the $3.2 million, at October 2010. This recent collection is also a factor in our belief that there is no need to write off any receivables from our balance sheet, as we have not observed any of our debtors to be in default or bankruptcy.

For the three months ended September 30, 2010, the ratio of unbilled costs and earnings to quarterly revenues was 1.9, compared to 1.5 for the three months ended September 30, 2009. The main reason that the ratio of unbilled costs and earnings to quarterly revenues increased significantly during recent quarters was the customers’ prolonged inspection and approval period for project completion in their administrative process and China’s iron and steel industry experiencing industry-wide weakness during recent quarters. As more than 70 percent of our revenues were from clients in the iron and steel industry, the prolonged inspection and approval period resulted in slower billing and invoicing for customers, leading to a higher ratio of unbilled costs and earnings to quarterly revenues.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2010 was $1.1 million, as compared to net cash used in investing activities of $1.3 million in the same period of 2009. The cash used in investing activities in the nine months ended September 30, 2010 was mainly attributable to the capital expenditure in the purchase of new equipment.

Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2010 was $3.0 million, as compared to $2.3 million provided by financing activities in the same period of 2009. The cash used in financing activities in the nine months ended September 30, 2010 was mainly attributable to the increase in restricted cash during the period.

As a result of the total cash activities, net cash decreased by approximately $5.3 million from December 31, 2009 to September 30, 2010. We believe that the currently available working capital of $106.1 million including cash and cash equivalents of $29.6 million is adequate to sustain our operations at their current level as well as our anticipated expansion.

In order to mitigate the adverse impact on liquidity of delays in customer payments, we expect to negotiate with our suppliers for a better payment term in order to slow down payments to suppliers in the future. However, due to the limited number of qualified suppliers available in the market, the potential delay in our payments to suppliers cannot significantly offset the adverse impact on liquidity of the delays in payments from our customers.

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

Foreign Currency Risk

Our business is operated in the PRC and India, and its value is effectively denominated in Renminbi and Indian Rupees. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi and U.S. dollars and Indian Rupees could affect the value of our common stock. Our revenues and expenses are primarily denominated in Renminbi and Indian Rupees, so our exposure to foreign exchange risks should generally be limited. We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of Renminbi and Indian Rupees against U.S. dollars will devalue the assets and liabilities denominated in U.S. dollars, while devaluation of Renminbi and the Indian Rupee again U.S. dollars will appreciate the assets and liabilities denominated in U.S. dollar. In China and India, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure.

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls. As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at September 30, 2010.

(b)   Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred in the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA FIRE & SECURITY GROUP, INC.

Dated: November 9, 2010	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: November 9, 2010	By:	/s/ Tongzhou Qin
Tongzhou Qin
Chief Financial Officer