Form 10-K
period 2010-12-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2011-03-16
CIK 1271940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [  ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]  No [ x ]

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

Large accelerated filer [ ]	Accelerated filer [ x ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes [  ]  No [ x ]

The aggregate market value of the 10,436,441 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $95,806,528 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s Common Stock on such date of $9.18 per share, as reported by The NASDAQ Stock Market, Inc.

As of March 15, 2011, there were 27,855,934 shares of Common Stock of China Fire & Security Group, Inc. outstanding.

Except as otherwise indicated by the context, references in this Form 10-K to:

[ ]	“China Fire & Security Group,” the “Company,” “CFSG,” “we,” “us” or “our” are references to the combined business of China Fire & Security Group, Inc. and its direct and indirect subsidiaries.

[ ]	“U.S. Dollar,” “$” and “US$” means the legal currency of the United States of America.
[ ]	“RMB” means Renminbi, the legal currency of China.

[ ]	“China” or the “PRC” are references to the People’s Republic of China.
[ ]	"U.S" is a reference to the United States of America
[ ]	“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

PART I

Item 1. Business

Overview

We are engaged primarily in the design, development, manufacture and sale of a variety of fire safety products for the industrial and special purpose infrastructure industries and the design and installation of industrial fire safety systems in which we primarily use our own fire safety products. To a minor extent, we provide maintenance services on our industrial fire safety systems for our customers. Our business is primarily in China, where we operate sales and liaison offices in more than 20 cities; we are also expanding our business overseas by providing integrated fire safety systems to industrial clients globally.

We market our industrial fire safety products and systems primarily to major companies in the iron and steel, traditional power generation, nuclear power generation and petrochemical industries in China. In the last two years, we also secured several contracts with power generation plants in India. We are further developing our business in the transportation sector, which includes projects involving subways, highway tunnels, high speed trains and marine transportation, and telecommunications.

We have internal research and development facilities engaged primarily in furthering fire safety technologies. We believe that our technologies allow us to offer cost-effective and high-quality fire safety products and systems. We have developed products for industrial fire detecting and extinguishing. We believe that we are the leading manufacturer in China of such systems having successfully developed a comprehensive line of linear heat detectors.

Our company is the result of a share exchange completed on October 27, 2006 between Unipro Financial Services, Inc., a Florida corporation (“Unipro”) and the shareholders of China Fire Protection Group, Inc., a limited liability company organized under the laws of the British Virgin Islands (“CFPG”). The share exchange resulted in a change of control of Unipro, with the former shareholders of CFPG owning approximately 80.5% of the company on a fully diluted basis after the share exchange. The directors and officers of CFPG became our directors and officers in conjunction with the share exchange. Effective as of January 31, 2007 we changed our name to China Fire & Security Group, Inc.

We have twice been ranked as the leading Chinese industrial fire safety company by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. During the last three years, we were also continuously ranked as the leading fire protection brand in China in a survey conducted by www.HC360.com. HC360 is a leading B2B electronic commerce services provider in China and runs the largest commercial website in China's fire protection industry (www.fire.HC360.com).  Our key products include linear heat detectors and water mist extinguishers.

Our Strategies:

We aim to further leverage our total solution business model, proprietary core technology and products, and strong management team to seek innovations in total solution sales, systems and technologies, and project management and to achieve accelerated growth while significantly lowering costs. We intend to achieve our goals through the following key strategies:

	We plan to continue to develop and capture opportunities in providing fire protection total solutions to high end customers in industrial and special purpose infrastructure industries.

o
In the iron and steel industry, we will utilize our breakthroughs in the retrofitting and maintenance services area to win more contract opportunities in 2011 and 2012 and to capitalize on the industry’s continued consolidation.

o
We plan to promptly and selectively expand into new verticals and international markets.  New targeted verticals include: conventional power plants, power transmission (grid), nuclear power plants, petroleum and natural gas, petrochemical, transportation (subways, highway tunnels, high speed trains), ships and marine transportation, telecommunications carriers.


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

o
In addition to core products in industrial fire detection and suppression systems, we plan to expand our product portfolio through internal development and partnership with third parties, and to provide our customers with integrated product development and scaled product manufacturing.

o	We aim to increase the market share of our integrated products by offering total solutions to our customers as well as by product sales through independent channels.


We plan to build a stronger management platform to support accelerated business growth by improving corporate management capabilities in contract budgeting, financial control and auditing, and human resources management.


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

Along with China’s modernization drive, its economy has witnessed significant growth in the past three decades, which brought about rapid growth in various industrial sectors, including the iron and steel as well as the power and petrochemical industries. Moreover, due to its investment environment and relatively low cost labor, China has attracted many manufacturers from developed countries. China’s increasing industrial capacity has caused, and is anticipated to continue to cause, a high level of demand for industrial fire safety products and services.

Due to the increased loss of lives and properties as a result of fires, the Chinese government began to attach increasing importance to industrial fire safety in the 1990’s. The government enacted various laws and issued regulations on fire safety, of which the most important included the Fire Safety Law of 1998 and the Safe Production Law of 2002. On May 1, 2009, the government released the amendment to the Fire Safety Law in which it stressed that the principal of an enterprise or a building is personally liable for fire casualties. These laws, while expressing the government’s increased emphasis on fire safety, can be vague and are not in and of themselves responsible for the increase in demand. More important to the demand for products and services are fire codes for various industrial sectors. In April 2007, China’s Ministry of Construction published a fire code entitled “Code of Design on Fire Protection and Prevention for Iron and Steel Metallurgy Enterprises”, which became effective on January 1, 2008. This fire code is applicable to all new build-out of plants, and the expansion and renovation of the existing facilities of any iron and steel company.

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

Our Leadership Position in the Industry

We began in 1995 as the first Chinese company specializing in industrial fire safety. We believe that we have established ourselves as the recognized leader in the industrial fire safety business in China based on the following competitive advantages:

	A large number of mid-to-high end loyal customers in various industries:

China Fire has been issued the top level certificates for both System Contracting and Engineering from the Ministry of Construction of China. China Fire was ranked No. 1 in the survey of System Contracting Enterprises undertaken by China Fire Association in 2001. Leveraging its own products with proprietary technologies and comprehensive design experience, China Fire has superior capabilities and expertise in providing total fire protection systems to industrial customers. China Fire serves a long list of mid-to-high end loyal customers in various industries including iron and steel, petrochemical, traditional power, nuclear power, and transportation. We receive repeat business from these customers when they build new projects or rebuild their existing plants.

	Technological leadership; several high valued proprietary intellectual properties:

China Fire has developed a series of proprietary technologies for industrial fire safety products including linear heat detectors which have been awarded dozens of patents worldwide. These technologies have enabled the Company to become one of the chief editors for relevant national fire product standards. Leading technologies, proprietary patent protection and our influence over fire safety standard have contributed to China Fire’s unique market leading position with sustainable advantages.

	Lead and influence the enhancement of various national fire codes and product standards:

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

	Specialized research and development centers and manufacturing bases for fire detection products and fire suppression products:

China Fire has a specialized research and development center and manufacturing base for fire detection products in Beijing and another research and development center and manufacturing base for fire suppression products in Tianjin. Recognized by the government as a high-tech enterprise, China Fire has ample manufacturing capacity to support its future business growth in specialized fire detection and suppression products.

	Experienced management team with established track record for sustained growth:

China Fire has a strong management team which consists of experts in technology, sales and marketing and general management. The core team has both domestic experience and international vision with a strong track record in the fire protection industry.

Our Products and Services

Our major customers are in the iron and steel (contributing approximately 77.7% of revenues), traditional power generation (contributing approximately 6.9% of revenues) and petrochemical (contributing approximately 5.8% of revenues) industries. Our revenues are mainly from three sources: Total Solutions, Product Sales, and Maintenance Services. In 2010, revenues from total solutions accounted for approximately 74.5% of total revenues and the sale of products integrated accounted for approximately 21.0% of total revenues, while maintenance services accounted for approximately 4.5% of total revenues.

Total Solutions

We design and install total fire protection systems for our clients. A fire protection system consists of three major components: fire detectors, fire alarm control and network supervisory systems, and fire extinguishing systems. In most cases, we design and install all three components. The price of systems varies with the size and complexity of the installation, ranging from $10,000 to $92 million. In 2010, we designed and installed more than 220 systems. The design and installation of a system can take one month to three years, depending on the complexity of the system. Approximately 11% of the systems take less than one year to complete, while approximately 89% of the systems require more than one year. Revenues from total solutions typically can be broken down as follows: 50-65% of revenues from products manufactured by us; 25-40% of revenues from products manufactured by third parties; and 10% of revenues from services (the design and installation). The price of our own products incorporated into the total solution systems we design and install is similar to that sold directly to our customers. The markup for third party products is approximately 20-30%.

We maintain long-term relationships with the majority of our customers. In 2010, the top-five projects for total solution systems that we implemented for our customers (based on its revenue recognized and the percentage contribution) were as follows:

Top-Five Customers of Our Total Solutions in 2010

Name	Industry	Amount of Revenues (in thousands) ($)	Percentage of Total Solution Revenues
Wuhan Iron & Steel Group	Metallurgy	32,951	55.3%
Capital Iron & Steel Group (Caofeidian Project)	Metallurgy	5,067	8.5%
Anshan Iron & Steel Group Chaoyang Company	Metallurgy	2,116	3.5%
Handan Iron & Steel Baogang	Metallurgy	2,035	3.4%
Anshan Iron & Steel Group Bayuquan Company	Metallurgy	1,777	3.0%
Total		43,946	73.8%

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
   - Infrared and Ultraviolet Composite Flame Detector
   - Long Range Infrared Combustible Gas Detectors
   - Fixed Point Combustible Gas Detectors
   - Point Fire Detectors

Fire Alarm Control and Network Supervisory Systems. The products include:

   - Fire Alarm Control Unit
   - Electric Fire Monitoring System
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

In 2010, we developed new products, including infrared and ultraviolet composite flame detectors, electric fire monitoring system and high-pressure water mist fire-extinguishing system. We believe that the development of these new products will enhance our product offerings and strengthen our competitive position.

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

The tables below list our top-five Products Sales customers as of December 31, 2010. The amounts and percentages do not include the sales of our products as part of total solutions:

Top-Five Customers of Our Product Sales in 2010

Name	Industry	Sales in (in thousands) ($)	Percentage of Total Product Sales
Shenhua Group Baotou Coal Chemical Corporation	petrochemical	2,504	14.8%
China Nuclear Power Engineering Co., Ltd.	Nuclear	1,417	8.4%
Dongfang Electric Corporation	Power	989	5.9%
Wuxi Tianyou Special Detector Technology Corporation	Others	736	4.4%
Anshan Iron & Steel Group	Metallurgy	566	3.4%
Total		6,212	36.8%

Our Intellectual Property

We develop our own technologies for our products and services. We own 88 patents and have 16 pending applications in China and internationally. These patents are related to fire detecting, system control, and fire extinguishing technologies as listed in the table below.

Our Intellectual Properties
Product	Patents Issued	Patents Pending
Linear Heat Fire Detectors	70	14
Infrared Flame Detectors	1	0
Water Mist Nozzles	8	0
Remote System Control Device	0	0
Fire Alarm Control Device	0	0
Foamed-Based Fire Extinguishing Device	2	1
Others	7	1
Total	88	16

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

Our Research and Development Efforts

We currently have approximately 21 members on our research and development  (“R&D”) team. Most of our R&D staff have been working in the field of fire safety products for over five years. Research and development costs were $1,966,557 and $1,631,435 during the years ended December 31, 2010 and 2009, respectively.

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

Our linear heat detectors and water/mist extinguishers have received the UL certification. We have an OEM arrangement with Xi’an System Sensor Electronics Co., Ltd., a China subsidiary of Honeywell, for OEM manufacturing of linear heat detectors for Honeywell. We have signed an additional three OEM manufacturing agreements with another two multinational companies under confidential terms.

We are actively expanding our marketing network into other parts of China. We have established sales offices and liaison offices in more than 26 locations. Mainly through internal growth, we project an increase in the number of sales and liaison offices.  In April 2009, we entered into an agreement with Jinan Iron & Steel, China’s eighth-largest steel producer and a leading exporter of medium and thick steel plates, to serve as the turn-key fire protection solution provider and to implement Jinan Iron & Steel’s automated fire protection system.

Our sales team has approximately 60 members. To expand distribution channels and increase our market share, we regularly attend industrial exhibitions organized by local and national industrial associations. We run advertisements in major industry journals, magazines and catalogues. We also run advertisements on industry websites including www.china-fire.com and www.fire.hc360.com.

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

Purchasing Procedures

Our production department collaborates with our quality and procurement department to produce a list of qualified suppliers that is based on quality, price, technical competency and capacity. Purchasing transactions are sometimes conducted in accordance with procedure for bidding invitations. Potential suppliers are evaluated on their proposed terms, technical specifications, price, payment terms and timing for delivery. After validation of the various suppliers’ service stable supply capabilities, we acquire the needed materials and parts from the supplier offering the best terms. Our procurement department establishes an oversight process by appointing individuals to conduct periodic market research of key price points. There is a standard procedure for conducting said bidding process and accepting the bids to insure that all of the purchasing procedures are being strictly followed. We enter into long-term contracts with certain suppliers to lock in prices and send purchase orders for each delivery when necessary. Our long-term supply contracts do not contain any minimum unconditional purchase requirements.

Major Suppliers

The tables below list our top five suppliers as of December 31, 2010

Major Suppliers of Materials and Parts for Our Own Products

Item	Suppliers	Amount Purchased in 2010 (in thousands) ($)	Percentage of Total Purchase
Electronic parts	Beijing Huataichuang Technology Co., Ltd.	220	11.5%
Electric box	Beijing Qingxianfangzheng Electric Box Co., Ltd.	211	11.0%
Infra red flame detectors	Shandong Automatic System Engineering Co., Ltd.	167	8.7%
Cable	Nanjing Xianbang Technology Co, Ltd.	168	8.8%
Copper	Xinlide (Tianjin) Metal Manufacture Co, Ltd.	68	3.5%
Total		835	43.6%

Major Suppliers for Third Party Products of Our Fire Safety Systems

Item	Suppliers	Amount Purchased in 2010 (in thousands) ($)	Percentage of Total Purchase
Sprayer, valves, gas extinguishers	Tianjin Tianxiao Security Equipment Corporation	3,887	20.6%
Fire prevention materials	Wuhan Chenjie Technology Co., Ltd.	2,956	15.6%
Cable	Beijing Kexun Cable Co., Ltd	650	3.5%
Fire prevention materials	Shanghai Pudong Special Fire Safety Equipment Corporation	573	3.1%
Pipes	Tianjin Shengdefa Metal Material Co., Ltd	471	2.6%
Total		8537	45.4%

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

Our Employees

As of December 31, 2010, we employed 465 full-time employees. Approximately 10.1% of our employees are management personnel, 4.5% are R&D staff members and 12.7% are sales staff members. Approximately 57.0% of our employees have college degrees or higher.

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

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to this arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurances. Our total contribution may amount to 30% of the average monthly salary of an employee. We have purchased social insurance for all of our employees. In the event that any current employee, or former employee, files a complaint with the Chinese government, we may be required to purchase insurance for said employee, and we may be subject to administrative fines. We believe that such fines, if imposed, are immaterial.

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

Copper is the major material for our linear heat detectors and stainless steel is the major material for our fire extinguishing nozzles. In the last three years, the prices of copper and steel have fluctuated substantially as have other raw materials. Although we have managed to minimize the impact of such fluctuation in the past by passing the cost increase on to our customers, there is no assurance that we will be able to do so in the future. If the price for copper and steel increases more significantly and we cannot increase our selling price, our profit margin could decrease significantly.

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

Our business plan is to significantly grow our operations to meet anticipated growth in demand for our products and services. Our planned growth includes the increase of our line of products and expansion of sales in our existing markets as well as entry into new markets over the next few years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

	the continued acceptance of our products and services by the iron and steel, power and petrochemical industries;

	our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

	the costs associated with such growth, which are difficult to quantify, but could be significant;

	rapid technological change; and

	the highly competitive nature of the industrial fire safety industry.

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

The success of our business depends in substantial measure on the legal protection of the patents and other proprietary rights in the technology we hold. We hold issued patents and pending patent applications in China related to technologies important to our business. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how in China where, in comparison to the United States, the laws may be difficult to enforce to fully protect our proprietary rights. The validity and breadth of claims in patents and trade secrets involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications or trade secrets may not exclude competitors or may not provide a competitive advantage to us. In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Furthermore, we cannot ensure that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

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

A significant amount of our revenues are derived from only a small number of customers mainly in the iron and steel, traditional power, petrochemical and nuclear power industries. In aggregate, our five largest customers in our total solutions and products businesses accounted for approximately 73.8% and 36.8%, respectively, of our revenues from these segments in fiscal 2010. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. If we lose any customers and are unable to replace them with other customers that purchase a similar amount of our products and services, our revenues and net income would decline considerably.

In February 2010, we entered into an agreement with Wuhan Iron and Steel (Group) Corporation (“WISCO”), pursuant to which we have agreed to complete the retrofitting total solution project of the fire protection facilities for WISCO’s thirty-two plants located in Qingshan, Hubei Province, by the end of 2011 for approximately $92 million.  We believe that this total solution project for WISCO will account for a significant portion of our total revenue in the near future.  Any unexpected disruption or slowdown in the execution of the obligations of this agreement could result in a material adverse affect on our business, financial condition and results of operations and cause us to fall short of our financial guidance in the future.

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

Our future success is heavily dependent upon the continued service of our key executives, particularly Mr. Weigang Li, our Chairman, Mr. Brian Lin, our Chief Executive Officer, Tongzhuo Qin, our Chief Financial Officer, Mr. Weishe Zhang, our Vice President of Strategic Planning, Mr. Robert Yuan, our Principal Accounting Officer and several other key sales and project management executives in our subsidiary Sureland Industrial Fire Safety Limited. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives and employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel. Each of our executive officers has entered into an employment agreement with us. We also rely on a number of key technology staff for the operation of our Company. Given the competitive nature of our industry, the risk of key technology staff leaving our Company is high and could disrupt our operations.

We may seek to make acquisitions that prove unsuccessful or strains or diverts our resources.

We may seek to expand our business through the acquisition of related businesses and assets. We may not be able to complete any acquisitions on favorable terms or at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

	the diversion of our management’s attention from our everyday business activities;

	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

	the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

	we will be able to successfully integrate the operations and personnel of any new businesses into our business;

	we will realize any anticipated benefits of completed acquisitions; or

	there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with environmental liabilities undiscovered at the time of acquisition.

In addition, future acquisitions by us may result in:

	potentially dilutive issuances of our equity securities;

	the incurrence of additional debt;

	restructuring charges; and

	the recognition of significant charges for depreciation and amortization related to intangible assets.

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

Risks Related To Our Industry

Our market will open to foreign companies. China’s commitments under the World Trade Organization (“WTO”) may intensify competition.

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

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

	level of government involvement in the economy;

	control of foreign exchange;

	methods of allocating resources;

	balance of payments position;

	international trade restrictions;

	international conflict; and

	tax policy.

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

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign shareholders, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for shareholders to affect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

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

On August 8, 2006, six PRC regulatory agencies namely, the PRC Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rule”), which became effective on September 8, 2006. The New M&A Rule purports, among other things, to require offshore Special Purpose Ventures, formed after the effective date, for overseas listing purposes, through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

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

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets unified income tax rates for domestic and foreign companies at 25% and abolishes the favorable policy for foreign invested enterprises. After January 1, 2008, newly established foreign invested enterprises will not enjoy favorable tax treatment permitted under prior tax laws. Some of our subsidiaries are benefiting from the preferred tax rates for foreign companies and will follow the new tax rate when their respective term of preferred tax rates expires. Our net income margin will be affected at that time.

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

The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many companies that have business operations only in China. These fluctuations have often been unrelated or disproportionate to the operating performance of many of these companies. Any negative change in the public’s perception of these companies could depress our stock price regardless of our operating results. The market price of our Common Stock has been and may continue to be volatile. We expect our stock price to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

	actual or anticipated variations in our quarterly operating results;

	announcements of technological innovations or new products or services by us or our competitors;

	announcements relating to strategic relationships or acquisitions;

	additions or terminations of coverage of our Common Stock by securities analysts;

	statements by securities analysts regarding us or our industry;

	conditions or trends in the our industry; and,

	changes in the economic performance and/or market valuations of other industrial fire safety companies.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) together will own an aggregate of approximately 59.9% of our outstanding Common Stock on a fully diluted basis. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of us and might affect the market price of our Common Stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

Item 3. Legal Proceedings

In 2009, we filed four lawsuits against four different companies for the infringement of our intellectual properties in linear heat detectors and three of these four lawsuits had been settled in our favor. We expect the one pending case will be settled in our favor. In 2009, we were counter-sued by one of the companies we filed suit against in two cases for the invalidation of our intellectual properties in linear heat detectors. As of March 10, 2011, these two cases are pending. We expect these two pending cases to be settled in our favor.

In 2010, we filed six lawsuits against five different companies for the infringement of our intellectual properties in linear heat detectors. By March 10, 2011, three of these six lawsuits had been settled in our favor and the other three cases are still pending. We expect the three pending cases filed in 2010 will be settled in our favor in the future. In 2010, we were counter-sued by two of the companies we filed suits against for the invalidation of our intellectual properties in linear heat detectors and all three cases were settled in our favor.

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

Year ending December 31, 2011	High	Low
First Quarter (up to March 11)	$7.33	$5.45

Year ending December 31, 2010	High	Low
First Quarter	$15.80		$10.94
Second Quarter	$14.60		$9.18
Third Quarter	$9.60		$6.67
Fourth Quarter	$8.76	e	6.40

Year ending December 31, 2009	High	Low
First Quarter	$8.73		$6.11
Second Quarter	$14.87		$7.69
Third Quarter	$21.72		$10.33
Fourth Quarter	$19.60	e	12.14

On March 11, 2011, the last reported sale price of our Common Stock on The NASDAQ Capital Market was $6.24 per share.

Shareholders

As of March 11, 2011, we had outstanding 27,855,934 shares of Common Stock, held by approximately 1,000 stockholders of record and beneficially.

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

Item 6.   Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and related notes, and the other financial information included in this report.

CONSOLIDATED STATEMENTS OF INCOME	Years Ended December 31
	2010	2009	2008	2007	2006
Revenues	79,976,682	$81,181,198	$69,079,119	$46,753,837	$32,455,036
Cost of revenues	38,698,240	34,127,922	29,581,246	21,090,854	16,226,307
Gross profits	41,278,442	47,053,276	39,497,873	25,662,983	16,228,729
Operating expenses	23,776,073	19,468,840	15,931,124	10,776,553	8,250,285
Income from operations	17,502,369	27,584,436	23,566,749	14,886,430	7,978,444
Other income (expenses)	1,060,616	940,704	1,184,526	1,920,287	(926,597)
Income before provision for income taxes and noncontrolling interest	18,562,985	28,525,140	24,751,275	16,806,717	7,051,847
Provision for income taxes	3,210,378	4,165,548	47,423	5,081	82,206
Less: Net income (loss) attributable to noncontrolling interest	(85,328)	(55,244)	-	-	-
Net income attributable to controlling interest	15,437,935	24,414,836	24,703,852	16,801,636	6,969,641
Comprehensive income	19,464,303	$24,433,912	$28,440,879	$19,304,231	$7,551,573
Weighted average number of shares	27,618,465	27,590,523	27,568,214	26,873,742	24,340,196
Earnings per share	0.56	$0.88	$0.90	$0.63	$0.29
Weighted average number of shares Diluted	29,568,429	28,311,955	28,210,620	27,721,171	24,539,414
Earnings per share Diluted	0.52	$0.86	$0.88	$0.61	$0.28

CONSOLIDATED BALANCE SHEETS	Years Ended December 31
	2010	2009	2008	2007	2006
Cash and cash equivalents	28,151,689	34,976,880	26,655,333	17,110,449	9,426,091
Accounts receivables – current, net of allowance	41,840,062	30,989,569	25,826,343	16,525,161	13,211,721
Receivables from related party	2,448,066	551,792	466,223	-	-

Inventories	6,713,448	5,360,520	6,538,938	4,048,283	4,190,830
Total current assets	150,033,254	121,046,728	91,449,840	62,190,368	43,295,272
Plant and equipment, net	9,641,119	8,617,521	8,445,254	6,568,250	3,529,808
Total assets	171,535,816	138,366,191	105,408,918	71,646,427	48,308,828
Total current liabilities	43,556,150	33,966,635	26,719,771	21,438,311	20,649,342
Total shareholder’s equity	127,979,666	104,366,814	78,689,147	50,208,116	24,978,675

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which the management of China Fire & Security Group, Inc. believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report.

Overview

We are engaged in the design, development, manufacturing and sale of fire protection products and services for large industrial firms in China and international markets. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is one of the first companies in China to utilize high technology for fire protection and safety of its clients including iron and steel companies, power plants, petrochemical plants, as well as, special purpose construction companies in China and other international markets.

Reorganization

We were organized as a Florida corporation on June 17, 2003.

On September 1, 2006, we entered into a share exchange agreement, pursuant to which we acquired all of the outstanding capital shares of China Fire Protection Group Inc. (“CFPG”) in exchange for a controlling interest in our Common Stock. The transaction was completed on Oct 27, 2006.

CFPG was organized on June 2, 2006 for the purpose of acquiring all of the capital shares of Sureland Industrial Fire Safety Limited (“Sureland Industrial”), a Chinese corporation, and, Sureland Industrial Fire Equipment Co., Ltd. (“Sureland Equipment”), a Chinese corporation, which collectively engage in the design, development, manufacturing and sale of fire protection products and services for large industrial consumers in China. As a result of the transactions described above, both Sureland Industrial and Sureland Equipment became wholly-owned subsidiaries of China Fire Protection Group Limited (“CFPG”), and CFPG is a wholly-owned subsidiary of Unipro Financial Services, Inc., a Florida corporation (“Unipro”).

On February 9, 2007, Unipro changed its name to China Fire & Security Group, Inc. and started trading on OTC Bulletin Board under its new ticker symbol CFSG. On July 16, 2007, China Fire & Security Group, Inc. began trading on Nasdaq Capital Market and retained the ticker symbol CFSG.

CFSG owns, through its wholly owned subsidiary China Fire Protection Group, Inc., Sureland Industrial and Sureland Equipment (jointly “Sureland”). Sureland is engaged primarily in the design, development, manufacture and sale in China of a variety of fire safety products for the industrial fire safety market as well as the design and installation of industrial fire safety systems that utilize a combination of fire safety products including its own fire safety products. To a minor extent, it also provides maintenance services for customers that use its industrial fire safety systems. Its business is primarily in China, but it has gradually increased its business in other countries like India and Indonesia.

Sureland markets its industrial fire safety products and systems primarily to major companies in the iron and steel, power and petrochemical industries in China and international market. It has also completed projects for highway and railway tunnels, wine distilleries, tobacco warehouses and a nuclear reactor. It is expanding its business in the transportation, marine transport, nuclear energy, and public space markets. Its products can be readily adapted for use on marine transportation and in exhibition halls and theatres. It plans to expand its marketing efforts to secure business in these industries.

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

In May 2009, Shenyang Hongshida Electronics Co., Ltd. (“Hongshida”) was incorporated in Shenyang, Liaoning Province, China under the laws of the PRC with registered capital of RMB10,000,000 or approximately  $1,497,000. Hongshida is 80% owned by Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”) with a 20% non-controlling interest owned by an unrelated party. Beijing Hua An is 100% owned by Sureland Industrial.

During the first quarter of 2010, our wholly-owned subsidiary, China Fire Protection Group, Inc. entered into an agreement with Zeetech System Private Limited (“Zeetech”), our subsidiary in which we control 100% (99% direct holding, 1% through nominee holding where the nominee agrees to hold the shares on behalf of CFPG), pursuant to which China Fire Protection Group Inc.’s entire interest (75%) in Sureland Industrial shall be transferred to Zeetech. On March 12, 2010, the restructuring transaction was approved by the Chinese Ministry of Commence. Subsequent to the transfer, China Fire & Security Group, Inc. still holds 100% of the interest in Sureland Industrial through its subsidiaries.

During the fourth quarter of 2010, our wholly-owned subsidiary, China Fire Protection Group, Inc. entered into an agreement with Zeetech System Private Limited (“Zeetech”) pursuant to which Zeetech’s entire interest (75%) in Sureland Industrial shall be reverted back to China Fire Protection Group, Inc.  On December 9, 2010, the reverse transaction was approved by the Chinese Ministry of Commence. Subsequent to the transaction, China Fire & Security Group, Inc. still holds 100% of the interest in Sureland Industrial through its subsidiaries.

As of December 31, 2010, Sureland operated more than 26 sales and liaison offices in China.

Sureland has twice been ranked as the leading Chinese industrial fire safety company and the largest contractor by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Its key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Customers in over 20 provinces have utilized its products.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Certain of the Company’s accounting policies require higher degree of judgment than others in their application. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements:

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenue recognition of total solution contracts: Historically more than 70% of our revenues are derived from long-term, fixed price total solution contracts for which revenues and estimated profits are recognized using the percentage of completion method of accounting. Under this method revenue recognized based upon the ratio that incurred costs to date bear to total estimated contract costs at completion with related cost of sales recorded as costs are incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling and administrative costs are charged to expense as incurred. Risks and uncertainties inherent in the estimation process could affect the amounts reported in our financial statements. The key assumptions used in the estimate of costs to complete relate to the unit material cost, the quantity of materials to be used, the installation cost and those indirect costs related to contract performance. The estimate of unit material cost is reviewed and updated on a quarterly basis, based on the updated information available on the supply markets. The estimate of material quantity to be used for completion and the installation cost is also reviewed and updated on a quarterly basis, based on the updated information on the progress of projection execution. If the supply market conditions or the progress of projection execution were different, it is likely that materially different amounts of contract costs would be used in the percentage of completion method of accounting. Thus the uncertainty associated with those estimates may impact our consolidated financial statements.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The Company uses their local currency, Renminbi and Indian Rupee (“INR”), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of changes in equity.

Asset and liability accounts at December 31, 2010 were translated at 6.59 RMB to $1.00 and 45.45 INR to $1.00 as compared to 6.82 RMB to $1.00 and 46.89 INR to $1.00 at December 31, 2009 respectively.  Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statements accounts for the year ended December 31, 2010, 2009 and 2008 were 6.78 RMB, 6.82 RMB and 6.94 RMB, respectively. The average translation rates of INR applied to income statements accounts for the years ended December 31, 2010 and 2009 were 45.87 INR and 48.85 INR, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not engaged in any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

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

Accounts receivable

Accounts receivable represents amounts due from customers for products sales, maintenance services and system contracting projects. The credit term is generally for a period of three months for major customers. Each customer has a maximum credit limit. The Company seeks to maintain strict control over its outstanding receivables. Overdue balances are reviewed regularly by senior management.  In order to mitigate the adverse liquidity impact of the delays in customer payments, we can negotiate with our suppliers for a better payment term, in order to slow down our payments to our suppliers in the future. However, due to the limited number of qualified suppliers available in the market, the potential delay in our payments to suppliers cannot significantly offset the adverse liquidity impact of the delays from our customer payments.

Allowance for doubtful accounts

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

Based on the above assessment, during the reporting years, the management establishes the general provision policy to make allowance equivalent to the sum of 3% of amount of account receivables less than 1 year, 15% of amount of account receivable between 1 year to 2 years, 40% of amount of account receivable between 2 years to 3 years and 100% of amount of account receivable above 3 years. Additional specific provision is made against account receivables to the extent which they are considered to be doubtful.

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

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets, which include goodwill, identifiable intangible assets, and property and equipment (“P&E”), at least annually for goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable for all long-lived assets. Changes in the underlying business could adversely affect the fair value of the enterprise and intangible asset and P&E asset groups. Important factors which could require an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; (iv) our enterprise fair value relative to net book value.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method. Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventory periodically to determine if any reserves are necessary for potential obsolescence.

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

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-01- “Accounting for Distributions to Shareholders with Components of Stock and Cash.” The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.” The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

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

In July 2010, FASB issued Accounting Standard Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” or ASU 2010-20. This Update provides enhanced disclosures which are designed to assist financial statement users in assessing an entity’s credit risk exposure and in evaluating the adequacy of an entity’s allowance for credit losses. Public entities must apply the disclosure requirements applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements

In September 2010, FASB issued Accounting Standard Update 2010-25, “Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” or ASU 2010-25. The ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009:

	For the Year Ended December 31,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	59,544,090	74.5%	62,514,475	77.0%	-2,970,385	-4.8%
Products	16,834,582	21.0%	15,718,815	19.4%	1,115,767	7.1%
Maintenance Services	3,598,010	4.5%	2,947,908	3.6%	650,102	22.1%
Total Revenue	79,976,682	100.0%	81,181,198	100.0%	-1,204,516	-1.5%

Total revenues were approximately $80.0 million for the year ended December 31, 2010 as compared to approximately $81.2 million for the year ended December 31, 2009, a decrease of approximately $1.2 million or 1.5%. This slight decrease in our total revenue was primarily due to the decrease in our revenues from system contracting projects, offset by the increase in our product sales and sales from our maintenance services during the period. The Company recognized revenues from 436 total solution, product sales and maintenance contracts for the year ended December 31, 2010 as compared to 445 contracts for the year ended December 31, 2009.

Revenues from our total solution system contracting projects decreased by 4.8% to $59.5 million derived from 220 contracts for the year ended December 31, 2010, compared to $62.5 million derived from 181 contracts for the year ended December 31, 2009. This decrease in revenues from our system contracting projects was mainly attributable to the slower progress in the projects from the iron and steel industry during period, as iron and steel industry has experienced significant weakness during recent quarters. Revenues from our product sales were $16.8 million with 152 contracts executed for the year ended December 31, 2010, compared to $15.7 million with 136 contracts executed for the year ended December 31, 2009. The increase in revenues from product sales was mainly due to the increase in value of product sales contracts executed in power generation industry during the period. Revenues from maintenance service increased by 22.1% to $3.6 million derived from 64 contracts for the year ended December 31, 2010, compared to $2.9 million derived from 128 contracts for the year ended December 31, 2009. The increase in revenues from maintenance service was mainly attributable to the increase in the number of maintenance service contracts executed as a result of the expansion of our customer base during the period.

In particular, our three largest clients were Wuhan Iron & Steel Group, Capital Iron & Steel Group (Caofeidian Project), Anshan Iron & Steel Group Chaoyang Company, which collectively contributed approximately $40.2 million of revenues, representing 67.4% of total revenues for the year ended December 31, 2010.

Out of the system contracting revenue of $59.5 million for the year ended December 31, 2010, iron and steel industry contributed the majority of revenues, approximately 55.7 million or 93.3% of the revenue from system contracting projects, while traditional power generation contributed approximately $3.5 million or 5.9%. Petrochemical, nuclear and other verticals together represented the remaining $0.48 million or 0.8% of revenue.

For the twelve months ended December 31, 2010, the significant increase in reliance on one client for the Company’s operating results was due to the size of the total solution contract executed with Wuhan Iron and Steel. The value of this contract was approximately $92 million, compared to the company’s historical average of $1 million for the iron and steel industry. Therefore, with the successful implementation of this project, for the twelve months ended December 31, 2010, Wuhan Iron and Steel contributed the largest portion of the Company’s sales of any client. By the end of year 2010, the $92 million contract with Wuhan Iron and Steel will only be 36.9%

complete; as a result, the Company expects that a large portion of its revenue in future reporting periods will rely on the execution of this contract.

	For the Year Ended December 31,
	2010		2009		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	28,897,445	48.5%	26,769,508	42.8%	2,127,937	7.9%
Products	7,342,962	43.6%	5,589,310	35.6%	1,753,652	31.4%
Maintenance Services	2,457,833	68.3%	1,769,104	60.0%	688,729	38.9%
Total Cost of Revenues	38,698,240	48.4%	34,127,922	42.0%	4,570,318	13.4%

Gross Profit
System contracting projects	30,646,645	51.5%	35,744,967	57.2%	-5,098,322	-14.3%
Products	9,491,620	56.4%	10,129,505	64.4%	-637,885	-6.3%
Maintenance Services	1,140,177	31.7%	1,178,804	40.0%	-38,627	-3.3%
Total Gross Profit	41,278,442	51.6%	47,053,276	58.0%	-5,774,834	-12.3%

Cost of revenues for the year ended December 31, 2010 was approximately $38.7 million, as compared to $34.1 million for the year ended December 31, 2009, representing an increase of approximately $4.6 million or 13.4%. The increase in our cost of revenues was mainly driven by the increase in our material costs and our subcontractor costs related to the execution of total solution and maintenance contracts, offset by the decrease in revenues from our system contracting projects during the period. Gross profit for the year ended December 31, 2010 was approximately $41.3 million, as compared to $47.1 million for the year ended December 31, 2009, a decrease of approximately $5.8 million or 12.1%. Gross margin for the year ended December 31, 2010 was 51.6%, which is lower than the gross margin of 58.0% for the year ended December 31, 2009. The decrease in overall gross margin was mainly due to the decrease in the gross margin of system contracting projects and the gross margin of product sales during the period.

Gross margin of system contracting projects was 51.5% for the year ended December 31, 2010, compared to 57.2% for the year ended December 31, 2009. The decrease in gross margin of system contracting projects was mainly attributable to the contract mix during the period, as the gross margin of system contracting projects represents the average value of the gross margins of different system contracting projects executed in during the period.  Since our gross margins during each quarter are determined by the revenue-weighted average of gross margins which are comprised of the gross margins of different system contracting projects executed during the period, the decrease in our gross margins of our system contracting projects was primarily due to the different contract mix during the twelve months ended December 31, 2010. In a given period, if more revenues are recognized from contracts with higher gross margins, this will result in a higher gross margin for the period. During the twelve months ended December 31, 2010, the iron and steel industry contributed higher percentage revenues as compared to the twelve months ended December 31, 2009. The increase in the percentage of revenue contribution from the iron and steel industry should have resulted in higher gross margins during the period. However during the twelve months ended December 31, 2010, the revenue-weighted average of gross margins from the iron and steel industry was only 54.8%, which was lower than the 60.0% for the same period of 2009. The decrease in average gross margin of total solution projects from the iron and steel industry outweighed the increase in the percentage of revenue contribution from the iron and steel industry, which led to a decrease in the overall gross margin of our system contracting projects during the period. We attributed the decrease in the average project gross margins from the iron and steel industry during the twelve months ended December 31, 2010 to the different contract mix during the period as the gross margin of individual iron and steel contracts during certain period is determined by various factors including the complexity of project itself, competition during the bidding process as well as the variation in the project’s gross margins due to the change from clients’ requirement. However, from the aspect of overall iron and steel contracts, the gross margins of iron and steel contracts were maintained at similar levels to those of last year. Furthermore, we did not observe any trends or factors which could negatively impact gross margins from the iron and steel industry in the long run.

The gross margin of product sales was 56.4% for the year ended December 31, 2010, compared to 64.4% for the year ended December 31, 2009. The decrease in the gross margin of product sales was mainly attributable to a lower percentage of self-manufactured proprietary products sold through our product sales contracts during the period, contributing to lower gross margin. Of the products sales in the year ended December 31, 2010, the percentage of self-manufactured proprietary products decreased to 37.8%, compared to 53.4% in fiscal year 2009. The main reason for the shift in sales from self-manufactured products to third-party manufactured products is the percentage of product sales from the petrochemical industry increased significantly to 26.7% in the twelve months ended December 31, 2010, compared to 6.9 % for the same period of last year. Since product sales contracts from the petrochemical industry typically use less self-manufactured proprietary products than those in other industries, the higher sales contribution from the petrochemical industry resulted into a lower percentage of self-manufactured proprietary products during the period. Gross margin of our maintenance services was 31.7% for the year ended December 31, 2010, compared to 40.0% for the year ended December 31, 2009.  This decrease in the gross margin of our maintenance services was primarily due to the increase in our labor costs associated with the maintenance contracts during the period.

	For the Year Ended December 31,
	2010		2009		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	10,135,884	12.7%	8,908,697	11.0%	1,227,187	13.8%
General Administrative	10,822,596	13.5%	8,154,801	10.0%	2,667,795	32.7%
Depreciation and Amortization	851,036	1.1%	773,907	1.0%	77,129	10.0%
R&D	1,966,557	2.5%	1,631,435	2.0%	335,122	20.5%
Total Operating Expenses	23,776,073	29.7%	19,468,840	24.0%	4,307,233	22.1%
Income From Operations	17,502,369	21.9%	27,584,436	34.0%	-10,082,067	-36.5%

Operating expenses were approximately $23.8 million for the year ended December 31, 2010 as compared to approximately $19.5 million for the year ended December 31, 2009, an increase of approximately $4.3 million or 22.1%.  This increase in operating expenses was mainly attributable to the slight increase in selling, general administrative and R&D expenses during the period.

Selling expenses were approximately $10.1 million for the year ended December 31, 2010 as compared to approximately $8.9 million for the year ended December 31, 2009, an increase of approximately $1.2 million or 13.8%. The increase in selling expenses was mainly attributable to the increase in sales-related activities in the iron and steel, power generation and chemical industries and efforts to expand into new industries including nuclear power, transportation and international markets. General administrative expenses were approximately $10.8 million for the year ended December 31, 2010, as compared to approximately $8.2 million for the year ended December 31, 2009, an increase of approximately $2.7 million or 32.7%. The significant increase in general administrative expenses was mainly attributable to increases in the number of total employees, every employee salary and the compensation related to the issued options and restricted stocks during the period. Depreciation and amortization expenses were approximately $0.9 million for the year ended December 31, 2010 as compared to approximately $0.8 million for the year ended December 31, 2009, an increase of $77,129 or 10.0%. The slight increase in depreciation and amortization expenses was mainly due to the increase in our plant and equipment related to business operations. R&D expenses were approximately $2.0 million for the year ended December 31, 2010 as compared to approximately $1.6 million for the year ended December 31, 2009, an increase of approximately $0.3 million or 20.5%. The increase in R&D expenses was mainly attributable to the variance in expenditures required in different new product development cycles.

Operating income was approximately $17.5 million for the year ended December 31, 2010 as compared to approximately $27.6 million for the year ended December 31, 2009, a decrease of approximately $10.1 million or -36.5%.  The decrease in our operating income was mainly attributable to the decrease in revenues and lower gross margins during this period.

Total other income was approximately $1.1 million for the year ended December 31, 2010 as compared to approximately $0.9 million for the year ended December 31, 2009, an increase of $119,912 million or 12.7%.

Income before income tax was approximately $18.6 million for the year ended December 31, 2010 as compared to approximately $28.5 million for the year ended December 31, 2009, a decrease of $10.0 million or -34.9%.  The reason for the decrease in income before income tax was mainly due to the decrease in revenues and operating margin during the period. Provision for income tax was approximately $3.2 million for the year ended December 31, 2010 with an effective tax rate of approximately 17.3%, as compared to a $4.2 million provision for income tax for the year ended 31, December 2009, a decrease of $0.9 million.  The decrease in provision for income tax was mainly due to a decrease in income before income tax during the period.

Our net income was approximately $15.4 million for the year ended December 31, 2010 as compared to approximately $24.3 million net income for the year ended December 31, 2009, a decrease of $9.0 million or -36.8%. The reason for this decrease in net income was mainly due to the decrease in revenue as well as decrease in gross margin during the period.

Currency translation adjustments resulting from RMB appreciation amounted to $4.0 million and $19,093 for the years ended December 31, 2010 and 2009, respectively.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $19.5 million for the year ended December 31, 2010 as compared to approximately $24.4 million comprehensive income for the year ended December 31, 2009, a decrease of $5.0 million or 20.3%.

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

Total revenues were approximately $81.2 million for the year ended December 31, 2009 as compared to approximately $69.1 million for the year ended December 31, 2008, an increase of approximately $12.1 million or 17.5%. This increase was primarily due to the increase in revenues from product sales and maintenance services during the period. The Company recognized revenues from 445 total solution, product sales and maintenance contracts for the year ended December 31, 2009 as compared to 319 contracts for the year ended December 31, 2008.

Revenues from total solution system contracting projects increased by 9.5% to $62.5 million derived from 181 contracts for the year ended December 31, 2009, compared to $57.1 million derived from 161 contracts for the year ended December 31, 2008. This increase in revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed and the successful execution of large-size projects such as the Caofeidian Project of Capital Iron and Steel Group during the fiscal year. Revenues from product sales were $15.7 million with 136 contracts executed for the year ended December 31, 2009, compared to $9.7 million with 115 contracts executed for the year ended December 31, 2008. The increase in revenues from product sales was mainly due to the increase in value of product sales contracts executed in the power generation industry. Revenues from maintenance service increased by 28.0% to $2.9 million derived from 128 contracts for the year ended December 31, 2009, compared to $2.3 million derived from 43 contracts for the year ended December 31, 2008. The increase in revenues from maintenance service was mainly attributable to the increase in the number of maintenance service contracts executed as the result of the expansion of our customer base during the period.

In particular, our three largest clients were Capital Iron and Steel Group, Jiannan Iron and Steel Group and Capital Engineering & Research Inc., which collectively contributed approximately $18.9 million of revenues, representing 23.2% of total revenues for the year ended December 31, 2009.

Out of the system contracting revenue of $62.5 million for the year ended December 31, 2009, iron and steel industry was the major industry, contributing approximately $53.9 million or approximately 86.3% of the revenue from system contracting projects, while traditional power generation contributed approximately $6.7 million or approximately 10.6%. Petrochemical, nuclear and other verticals together represented the remaining $1.9 million or 3.1% of revenue.

For the year ended December 31, 2009, the significant increase in reliance on one client for the Company’s operating results was due to the size of the total solution contract executed with Capital Iron and Steel Group. The value of this contract was approximately $31 million, compared to the company’s historical average of $1 million for the iron and steel industry. Therefore, with the successful implementation of this project, for the year ended December 31, 2009, Capital Iron and Steel Group contributed the largest portion of the Company’s sales of any client. By the end of year 2009, the $31 million contract with Capital Iron and Steel Group will only be 80.2% complete; as a result, the Company expects that a large portion of its revenue in future reporting periods will rely on the execution of this contract.

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

Cost of revenues for the year ended December 31, 2009 was approximately $34.1 million, as compared to $29.6 million for the year ended December 31, 2008, representing an increase of approximately $4.5 million or 15.4%. The increase in cost of revenues was mainly driven by the increase in revenue as well as the increase in subcontractor cost while we executed total solution and maintenance contracts during the period. Gross profit for the year ended December 31, 2009 was approximately $47.1 million, as compared to $39.5 million for the year ended December 31, 2008, an increase of approximately $7.6 million or 18.7%. Gross margin for the year ended December 31, 2009 was 58.0%, which is slightly higher than the gross margin of 57.2% for the year ended December 31, 2008. The increase in gross margin was mainly due to the increase in the gross margin of system contracting projects, offset by a decrease in the gross margin of product sales and maintenance services during the period.

Gross margin of system contracting was 57.2% for the year ended December 31, 2009, compared to 54.8% for the year ended December 31, 2008. This increase in the gross margin of system contracting projects was due to the successful execution of total solution contacts in the iron and steel industry that contributed higher gross margins during the fiscal year. Total solution projects from the iron and steel industry contributed higher gross margins than the projects from other industries due to a higher percentage of our self-manufactured proprietary products being utilized in the iron and steel projects, partially offset by the increase in our subcontractor cost. The gross margin of product sales was 64.4% for the year ended December 31, 2009, compared to 73.5% for the year ended December 31, 2008. The decrease in the gross margin of product sales was mainly attributable to a lower percentage of self-manufactured proprietary products sold through product sales contracts during the period, contributing to lower gross margin.  Gross margin of maintenance services was 40.0% for the year ended December 31, 2009, compared to 47.1% for the year ended December 31, 2008.  This decrease in the gross margin of maintenance services was primarily due to the increase in associated labor costs  during the period.  Out of product sales of $15.7 million during the year 2009, 52% related to self-manufactured proprietary products, and 48% related to third party products.

In 2009, the iron and steel industry was the Company’s largest vertical contributing approximately 75% of revenue. Based on the Company’s strategy, we are working towards further expanding our business into other verticals including conventional power plants, power transmission (grid), nuclear power plants, petroleum and natural gas, petrochemical, transportation (subways, highway tunnels, high speed trains), ships and marine, telecommunications carriers. We believe that the introduction of new products and entry into new verticals may positively impact our revenue, but in the meantime negatively impacted our gross margins. The reason for the lower gross margins in other industries is a lower percentage of self-manufactured proprietary products would be used in other industries than in the iron and steel industry, since the products required in the total solutions by the fire codes for the iron and steel are our self-manufactured high-end products which are associated with and protected by the Company’s intellectual properties. Because the fire codes for other industries in China are not as strict as the fire codes in the iron and steel industry, more third-party manufactured were used than that in iron and steel industry.

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

Operating expenses were approximately $19.5 million for the year ended December 31, 2009 as compared to approximately $15.9 million for the year ended December 31, 2008, an increase of approximately $3.5 million or 22.2%. The increase in operating expenses was mainly due to the increase in selling and general administrative expense, offset by the decrease in R&D expenditure during the fiscal year.

Selling expenses were approximately $8.9 million for the year ended December 31, 2009 as compared to approximately $6.4 million for the year ended December 31, 2008, an increase of approximately $2.5 million or 38.4%. The significant increase in selling expenses was mainly attributable to the increase in marketing activities and efforts to expand our business into new markets including the retrofitting market in the iron and steel industry. General administrative expenses were approximately $8.2 million for the year ended December 31, 2009, as compared to approximately $6.7 million for the year ended December 31, 2008, an increase of approximately $1.5 million or 22.1%. The increase in general administrative expenses was mainly attributable to the increase in employees’ salaries and compensation and the increase in bad debt expenses during the period. Depreciation and amortization expenses were approximately $0.8 million for the year ended December 31, 2009 as compared to approximately $0.7 million for the year ended December 31, 2008, an increase of $61,638 or 8.7%. The slight increase in depreciation and amortization expenses was mainly due to the increase in plant and equipment related to business operations. R&D expenses were approximately $1.6 million for the year ended December 31, 2009 as compared to approximately $2.1 million for the year ended December 31, 2008, a decrease of approximately $0.5 million or 22.4%. The decrease in R&D expenses was mainly attributable to the variance in expenditures required in different product development cycles.

Operating income was approximately $27.6 million for the year ended December 31, 2009 as compared to approximately $23.6 million for the year ended December 31, 2008, an increase of approximately $4.0 million or 17.0%. The increase in operating income was mainly attributable to the increase in revenues and higher gross margins during this period.

Total other income was approximately $0.9 million for the year ended December 31, 2009 as compared to approximately $1.2 million for the year ended December 31, 2008, a decrease of $0.3 million or 20.6%.

Income before income tax was approximately $28.5 million for the year ended December 31, 2009 as compared to approximately $24.8 million for the year ended December 31, 2008, an increase of $3.8 million or 15.2%. The reason for this increase in income before income tax was mainly due to the increase in revenues offset by the decrease in operating margin during the period. Provision for income tax was approximately $4.2 million for the year ended December 31, 2009 with an effective tax rate of approximately 14.6%, as compared to $47,423 provision for income tax for the year ended 31, December 2008, an increase of $4.2 million. The significant increase in provision for income tax was mainly due to the fact that Sureland Industrial, our major operating subsidiary, began to pay income tax at a rate of 12.5% with 50% tax exemption, after the expiration of its 100% tax exemption period in 2008.

Net income was approximately $24.4 million for the year ended December 31, 2009 as compared to approximately $24.7 million net income for the year ended December 31, 2008, a decrease of $0.3 million or 1.2%. The reason for this slight decrease in net income was mainly due to the significant increase in the provision of income tax, offset by the increase in income before income tax during the period.

Currency translation adjustments resulting from RMB appreciation amounted to $19,093 and $3,737,027 for the years ended December 31, 2009 and 2008, respectively.

The comprehensive income, which adds the currency adjustment to the net income, was approximately $24.4 million for the year ended December 31, 2009 as compared to approximately $28.4 million comprehensive income for the year ended December 31, 2008, a decrease of $4.0 million or 14.1%.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $106.5 million, including cash and cash equivalents of $28.1 million. The following table sets forth a summary of our cash flow for the periods indicated:

Statements of Cash Flow

	Year Ended December 31
	2010	2009	2008

Net cash provided by (used in) operating activities	$(2,190,269)	$5,467,756	$13,361,704
Net cash provided by (used in) investing activities	(1,582,860)	948,283	(1,945,199)
Net cash provided by (used in) financing activities	(3,695,888)	1,897,613	(3,097,855)
Effect of foreign currency translation on cash and cash equivalents	643,826	7,895	1,226,234
Net cash flow	$(6,825,191)	$8,321,547	9,544,884

Operating Activities

Comparison of the Years Ended December 31, 2010 and 2009

Net cash used by operating activities was approximately $2.2 million for the year ended December 31, 2010 as compared to approximately $5.5 million provided for the same period in 2009. The decrease in net cash provided by operating activities was mainly due to the slower cash payments collected from our customers during the weakness experienced in the iron and steel industry in 2010. Net cash provided by operating activities in the year ended December 31, 2010 was mainly due to net income of $15.4 million, a $4.7 million increase in accrued liabilities and $1.4 million increase in billings in excess of costs and estimated earnings, offset by a $9.7 million increase in notes receivable, 10.2 million increase in accounts receivable, an $2.8 million increase in costs and estimated earnings in excess of billing, a $6.5 million decrease in prepayment and deferred expenses.

The increase of $2.8 million in costs and estimated earnings in excess of billings in 2010 was mainly due to the increase in aggregate value of projects where we have recognized revenues more than we have billed our customers for these projects, while the decrease in billings in excess of costs and estimated earnings was mainly due to the decrease in aggregate value of projects where we have billed our customers less than we have recognized revenues for these projects.

As of December 31, 2010, approximately 7.2% of accounts receivable related to revenue recognized for maintenance service contracts and were due from clients in China’s iron and steel industry. Most of these clients are leading, large-size State-Owned Enterprises (“SOEs”), and include Anshan Iron and Steel, Wuhan Iron and Steel and Capital Iron and Steel. Since China’s government is the majority shareholder of these companies, the creditworthiness of these companies is generally perceived to be much higher than that of private companies in the market. Moreover, we have not observed nor do we expect to observe any bankruptcies amongst these leading SOEs in the foreseeable future. Therefore, we believe that the accounts receivable for maintenance service contracts are highly collectible. Also, given that accounts receivable from such SOEs are overall highly collectible, it is customary in the interest of maintaining client relationships and securing recurring maintenance contracts not to aggressively enforce the collection of receivables.

During the past year, we did not change or extend our standard contract payment terms. Primarily, fundamental weaknesses in the iron and steel industry resulted in the delay of customers’ payments related to the revenue recognized for maintenance service contracts beyond one-year. These delays also are a side effect of the industry practice to not aggressively enforce collection of SOE receivables in the interest of maintaining client relationships. These late payments were the result of our goodwill to maintain client relationships rather than the result of payment extensions.

According to our standard contract terms, the prerequisite that must be met in order to have the legal right to bill our customers for the amounts recognized as unbilled costs and earnings is the customer’s acceptance of the completion of different stages throughout the implementation of the whole project. This is accomplished through the customer’s inspection process upon completion of certain stages of a project’s implementation including (but not limited to): the completion of a project’s design, the delivery of certain equipment to a project’s location, the completion of a certain stage of a project’s construction, the completion of a system adjustment and final acceptance by the customer and the fire safety department. For a standard system contracting project, there are multiple stages of construction, customer inspection and billing. These processes are on-going throughout the term of the contract, which can be for an extended period of time. In our operating history, we have never been unable to bill our customers or receive payments for the amounts recognized as unbilled costs and earnings as a result of the customer’s inspection process upon achieving a certain stage. Therefore, the collectability of the amounts recognized as unbilled costs and earnings is reasonably assured.

The main reason for the recent delays or prolonged customer inspection processes is the weakness in the iron and steel industry. These delays or prolonged inspection processes can slow the customers’ payments to their suppliers including our company. The recent delays in our customer’s inspection process did not relate to any performance issues raised by our customers. We have not experienced any inability to bill and/or non-payment for a receivable and/or customer’s claim because of a contract dispute. In recent quarters, we have not made any material changes in the standard contract payment provisions as compared to prior periods. In the future, we will disclose any material contract changes to our standard contractual terms and also provide investors with an explanation of such changes, along with an explanation of any material impact such changes are having or may have on our operating results and liquidity.

There are a number of factors and/or circumstances that could adversely impact our ability to collect the receivables from and/or bill the Costs and estimated earnings in excess billings (“CIEB”) to the SOEs. First, a significant decline in the overall demand for iron and steel products in China could adversely impact our ability to collect the receivables from and/or bill the CIEB to the SOEs. The iron and steel industry is one of the core industries in China’s economy. Thus, the Chinese government has a vested interest in maintaining the health of this sector and consequently maintains shareholdings in key players in the industry. However, if there was a significant decrease in the overall demand for iron and steel products in China, the Chinese government could be forced to close certain companies, even SOEs, whose iron and steel production capacities are outdated. Second prolonged monetary losses amongst SOEs could adversely impact our ability to collect the receivables from and/or bill the CIEB to the SOEs. If the iron and steel SOEs sustained long-term losses with no prospects for improvement, there exists the possibility that the Chinese government could force these SOEs to be acquired or even shutdown. Even though the possibility exists, we have never observed these circumstances nor do we expect them to occur in the foreseeable future.

As the Chinese government is only a shareholder in these SOEs, we do not have any direct recourse against the Chinese government and there is not any requirement for the Chinese government to settle and/or act on the payment of the receivables.

However, there are a few mechanisms available to us to collect the receivables from the SOEs, including the following:

1) In order to improve the collection of our accounts receivable, during the third quarter we formed a special accounts receivable collection team to enhance communication with our clients. Not only do we assign accounts receivable quotas to each individual sales person, we also hold a weekly accounts receivable team call to ensure full execution and effectiveness of our accounts receivable collection process.

2) If the enhanced collection effort does not lead to a successful collection of receivables, we can have our counsel send an opinion letter to our delinquent clients to express our serious concern over the collection of the outstanding receivables and highlighting the importance we attach to the collection of receivables.

3) If the two mechanisms discussed above do not produce positive results in the collection of our receivables, the last mechanism available to us is to initiate a legal proceeding in a Chinese court against any clients unwilling to pay us. However, it is difficult to predict how long a lawsuit can take or its final adjudication. In the history of the Company’s operation, we have never initiated a legal proceeding against our SOE clients over payment matters.

Account Receivable Aging Analysis, as of December 31, 2010
	1-180 days	181-360 days	361-720 days	720-1080 days	over 1080 days	Total
Balance	25,991,333	6,547,924	11,195,429	5,031,048	4,073,614	52,839,348

As of December31, 2010, the Company believes that there was 14.7 percentage of accounts receivable would be collected in more than one year, based on our historical collection pattern

CIEB is the net difference between the aggregate values of recognized revenue versus the aggregate value of invoices billed.  This account reflects the timing difference between the date that we recognize revenue and the date that we bill to our customers. Revenue recognized from total solution projects is based on the percentage of project’s completion, which most properly reflects the progress of total solution service we render to our clients, while the billing to our customers was based on the contract’s payment schedule of our clients.

As of December 31, 2010, the balance of CIEB was $40.7 million. There was a material portion of CIEB was not yet billed in the early of March, 2011. The reason for the increase in CIEB in recent quarters is mainly due to the clients’ prolonged inspection and approval period for the project completion in their administrative process, as China’s iron and steel industry experienced industry-wide weakness during recent quarters. However, we believe that this industry-wide weakness is short-term. The ratio of CIEB relative to our total current will revert back to historical level when the iron and steel industry recovers.

Comparison of the Years Ended December 31, 2009 and 2008

Net cash provided by operating activities was approximately $5.5 million for the year ended December 31, 2009 as compared to approximately $13.4 million for the same period in 2008. The decrease in net cash provided by operating activities was mainly due to the slower cash payments collected from our customers during the global financial crisis experienced in 2009. Net cash provided by operating activities in the year ended December 31, 2009 was mainly due to net income of $24.4 million, a $6.7 million increase in accrued liabilities and a $6.9 million increase in taxes payable, offset by a $9.9 million increase in accounts receivable, an $18.7 million increase in costs and estimated earnings in excess of billing, a $3.9 million decrease in customer deposits and a $2.8 million decrease in billings in excess of costs and estimated earnings. The increase in accrued liabilities, accounts receivable and cost and estimated earnings in excess of billing was mainly attributable to the growth of our business during the fiscal year.

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

Investing Activities

Comparison of the Years Ended December 31, 2010 and 2009

Net cash used by investing activities in the year ended December 31, 2010 was $1.6 million as compared to net cash provided in investing activities of $0.9 million in the year ended December 31, 2009. The cash used by investing activities in the year ended December 31, 2010 was mainly attributable to capital expenditure in the purchase of new equipment and the improvement of office and manufacturing facilities.

Comparison of the Years Ended December 31, 2009 and 2008

Net cash provided by investing activities in the year ended December 31, 2009 was $0.9 million as compared to net cash used in investing activities of $1.9 million in the year ended December 31, 2008. The cash provided by investing activities in the year ended December 31, 2009 was mainly attributable to proceeds received from the sales of our investments, offset by capital expenditure in the purchase of new equipments and the improvement of office and manufacturing facilities.

Net cash provided by investing activities in 2009 was mainly attributable to the proceeds of $1.6 million received from the restructuring of Tianxiao Fire Safety Equipment Co. Ltd. and the proceeds of $1.0 million received from the sales of our investment in King Galaxy Investments Ltd., offset by the capital expenditure of $1.3 million to purchase building and equipment in 2009.

Financing Activities

Comparison of the Years Ended December 31, 2010 and 2009

Net cash used by financing activities in the year ended December 31, 2010 totaled $3.7 million as compared to $1.9 million provided by financing activities in the year ended December 31, 2009. The cash used by financing activities in the year ended December 31, 2010 was mainly attributable to the increase in restricted cash during the period.

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

Contractual Obligations

We do not have contractual obligations as of December 31, 2010.

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

Foreign Currency Risk

Our business is operated in the PRC and India, and its value is effectively denominated in Renminbi and Indian Rupees. The fluctuation of foreign exchange rate between U.S. dollars and Renminbi and U.S. Dollars and Indian Rupees could affect the value of our Common Stock. Our revenues and expenses are primarily denominated in Renminbi and Indian Rupees, so our exposure to foreign exchange risks to Renminbi should generally be limited. In 2009, we began to develop our business in India; revenues and expenses of our operations there are denominated in India’s Rupee. However the revenue contribution from our operations in India is immaterial to our overall business in 2010. Thus, we believe that our exposure to foreign exchange risks to the Indian Rupee should generally be limited.

We do not have material monetary assets and liabilities denominated in U.S. dollars, although to the extent that we do in the future, the fluctuation of foreign exchange rate would affect the value of these monetary assets and liabilities denominated in U.S. dollars. Generally, appreciation of the Renminbi against U.S. dollars will devalue the assets and liabilities denominated in U.S. dollar, while devaluation of Renminbi and the Indian Rupee against the U.S. dollar will appreciate the assets and liabilities denominated in U.S. dollars. In China and India, very limited hedging transactions are available to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure.

Item 8. Financial Statements And Supplementary Data

(a)	Financial statements required by Item 8 are set forth at the pages indicated in item 15(a) below.
(b)	Supplementary Data:

QUARTERLY DATA
(UNAUDITED)

	Years Ended December 31
2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	16,712,211	22,731,868	24,816,429	16,920,690	81,181,198
Gross profits	10,296,759	14,500,571	13,999,311	8,256,635	47,053,276
Net income Attributable to Controlling Interest	5,645,603	8,336,222	7,553,941	2,879,070	24,414,836
Earnings per share	$0.20	$0.30	$0.27	$0.11	$0.88
Earnings per share Diluted	$0.20	$0.29	$0.27	$0.10	$0.86

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	20,943,726	22,833,431	24,817,588	11,381,937	79,976,682
Gross profits	11,632,156	12,395,052	12,541,575	4,709,659	41,278,442
Net income Attributable to Controlling Interest	5,247,225	6,333,660	5,934,770	(2,077,720)	15,437,935
Earnings per share	$0.19	0.23	$0.22	$(0.08)	$0.56
Earnings per share Diluted	$0.19	0.22	$0.20	$(0.07)	$0.52

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls And Procedures

(a)    Management’s annual report on disclosure control and procedures.

As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b)          Management’s annual report on internal control over financial reporting.

As required by Exchange Act Rule 13a-15(c), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2010.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,


Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of the Company, and


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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of December 31, 2010, our internal control over financial reporting was effective.  Frazer Frost, LLP, an independent registered public accounting firm, has audited the financial statements included in this annual report and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2010.

(c) Changes in Internal Controls over Financial Reporting

During the fourth fiscal quarter ended December 31, 2010, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

(d) Independent Registered Public Accounting Firm’s Attestation Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Fire & Security Group, Inc.

We have audited China Fire & Security Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Fire & Security Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, China Fire & Security Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and other comprehensive income, changes in equity, and cash flows of China Fire & Security Group, Inc. and subsidiaries, and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ Frazer Frost, LLP

Brea, California
March 16, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

We have provided below certain information about our executive officers and directors. Our directors serve for a term of one year or until their successors are duly elected. Our executive officers serve at the pleasure of our board of directors and have no fixed term of office. Our executive officers and directors as of March 15, 2011 are listed below. The ages shown are as of March 15, 2011.

Name	Age	Position
Weigang Li	43	Chairman of the Board
Brian Lin	46	Director and Chief Executive Officer
Tongzhou Qin	41	Chief Financial Officer
Weishe Zhang	46	Director and Vice President of Strategic Planning
Xiaoyuan Yuan	36	Principal Accounting Officer
Xianghua Li	66	Independent Director
Yinqing Li	58	Independent Director
Guoyou Zhang	59	Independent Director
Albert McLelland	52	Independent Director

Mr. Weigang Li, Chairman of the Board, Vice President of Sales of China Fire, General Manager of Sureland Industrial, 43. Mr. Li has served as our VP of Sales since February 2009. Mr. Li co-founded Sureland Industrial in 1995 and held various positions, including deputy director, director and deputy General Manager of Sales. Mr. Li has been influential in winning a number of large, notable contracts since the Company’s inception. Mr. Li has over 15 years of hands on experience in project sales and sales force management in the China fire protection industry. He is currently completing a business diploma in an advanced program for young Chinese entrepreneurs at Tsinghua University. Mr. Li is the brother of Mr. Gangjin Li, the Chairman of the Board.

Mr. Brian Lin, Chief Executive Officer, Director, 46. Since March 2010, Mr. Lin serves as our Chief Executive Officer. From December 2009 through March 2010, Mr. Lin served as our Chief Financial Officer. Mr. Lin has served as a director since October 2006 and served as our Chief Executive Officer from October 2006 to December 2009. Mr. Lin has over 17 years of management and technical experience both in the United States and China. Mr. Lin is an early stage investor and co-founder of the Company and has been providing strategic guidance since its inception. Prior to joining the Company full time in January 2006, Mr. Lin served as CEO of Beijing Linkhead Technologies from 2001 to 2005. Mr. Lin received his Master’s Degree in Electrical Engineering from University of Toronto, Canada in 1989.  We believe Mr. Lin’s qualifications to serve on our board include his extensive knowledge of the Company as a long-term executive, which gives him detailed understanding of the complexities of our operations.

Mr. Tongzhou Qin, Chief Financial Officer, Deputy General Manager of Sureland Industrial, 41. Mr. Qin joined the Company in March 2010 as the Deputy General Manager of Sureland Industrial, one of the Company’s indirect subsidiaries, responsible for finance, internal audit, human resources and administration. Mr. Qin has over 18 years of accounting, finance and general management experience. Prior to joining the Company, he was the senior manager at Ernst & Young Huaming Certified Public Accounting Firm in Beijing from March 2001 to February 2010, where he led the audit team and advised clients on internal controls, corporate governance and other public listing rules. Mr. Qin is a Certified Public Accountant, Certified Public Valuer and Certified Tax Agent in the PRC. Mr. Qin obtained his Bachelors degree in Investment Economy Management from China’s Central University of Finance and Economy in 1992.

Mr. Weishe Zhang, Vice President, Director, 46. Since December 2009, Mr. Zhang has served as Vice President of strategic planning and management of marketing, technology and product development.  Mr. Zhang has served as a director since February 2009 and served as Chief Technology Officer from February 2009 to December 2009. From 2002 to February 2009, Mr. Zhang held various positions in the field of product research and development, including Director of System Integration, Director of Product Research and Development Center and Chief Engineer in Sureland Industrial (a wholly owned subsidiary of China Fire). With over 15 years of experience in the China fire protection industry, Mr. Zhang is the inventor of dozens of international and domestic product and technology patents.   Mr. Zhang received a Master’s Degree in Engineering from Beijing University of Aeronautics & Astronautics in 1989.  We believe Mr. Zhang’s qualifications to serve on our board include his extensive knowledge of the Company and his extensive knowledge and experience of the markets in which we conduct business.  Furthermore, Mr. Zhang is a professional in the technology that we utilize and provides technical support to the board, which support is particularly important when evaluating new ventures proposed to the board.

Mr. Xiaoyuan (Robert) Yuan, Principal Accounting Officer, 36. Mr. Xiaoyuan (Robert) Yuan joined the Company as Chief Accounting Officer in July 2007 and has served as the Principal Accounting Officer since August 2008. From October 2006 to July 2007, Mr. Yuan worked for CCG Elite Investor Relations, a global investor relations company, as an account executive representing a number of public companies listed in the U.S. From 2003 to 2005, Mr. Yuan held various positions in the fields of industry research, strategic planning and M&A for Lenovo Group Co. Ltd. (HKSE: 0992.HK), the largest PC manufacturer in China. Mr. Yuan graduated from Texas Christian University with his Ph.D. degree in Physics and an MBA with a concentration in finance in 2003.

Mr. Xianghua Li, Director, 66. Mr. Xianghua Li has served as an independent Director since September 2008. Mr. Li was the vice chairman of China Fire Protection Association since October 2003. Mr. Li received his diploma from the Military School of Mechanical Technology.  We believe Mr. Li’s qualifications to serve on our board include his extensive knowledge of the Company and his extensive knowledge and experience of the markets in which we conduct business.

Mr. Yinqing Li, Director, 58. Mr. Yinqing Li is the president of the Institute of Building Fire Research, China Academy of Building Research. Mr. Li also holds several concurrent positions including Secretary-general of the Fire-proof and Comprehensive Technique Institute of the Architectural Society of China, the executive director of the China Fire Protection Association, and the director of the National Fire Standardization Technical Committee. Mr. Li has more than 30 years of experience in the fire protection industry including experience with technology innovation, industry standardization and new product development. Mr. Li has also hosted several fire protection design workshops for the mega-buildings in Beijing including the Beijing Capital Airport Terminal 3, the National Stadium and the National centre for the Performing Arts. Mr. Li received his Bachelor’s Degree from Tsinghua University in 1977.

Mr. Guoyou Zhang,   Director, 59. Mr. Zhang has served as an independent Director since April 2007. Mr. Zhang is currently the Vice President of Beijing University and the director of the Institute of International Business Management, Beijing University. Professor Zhang has extensive experience in teaching economics and business management and has written and/or edited many published articles and books over the past 20 years. Mr. Zhang has been teaching in Beijing University since 1976. He received his Ph.D. degree in Economics from Beijing University in 1991.  We believe Mr. Zhang’s qualifications to serve on our board include his extensive knowledge of the Company and his in-depth knowledge of our market and general management.

Mr. Albert McLelland, Director, 52. Mr. McLelland has served  as an independent Director since September 2008. Since 2003, Mr. McLelland has been the Senior Managing Director of AmPac Strategic Capital LLC (AmPac) Prior to founding AmPac, Mr. McLelland was responsible for the day-to-day operations of the cross-border transactions initiative of PricewaterhouseCoopers’ (PwC) Financial Advisory Services. Albert possesses extensive investment and merchant banking experience. He has built two Asian based financial service firms and also ran corporate finance at CEF Taiwan Limited. Mr. McLelland began his investment banking career at Shearson Lehman. Mr. McLelland is also teaching “Venturing in China” at the Caruth Institute for Entrepreneurship at the Cox School of Business at Southern Methodist University. Since 2009, Mr. Mclleland has been an Independent Director and Chairman of the Audit Committee for Yanglin Soybean, Inc. (“YSYB.OB”) and China Housing and Land Development, Inc. (“CHLN”). Mr. McLelland holds an MBA degree from the University of Chicago and a Master of International Affairs from Columbia.  He did his undergraduate studies at the University of South Florida and also studied Mandarin at the National Normal University in Taiwan.  We believe Mr. McLelland’s qualifications to serve on our board include his extensive knowledge of the Company, his experience serving on boards of other companies and the unique perspective he brings to various issues considered by the board, particularly related to finance, accounting and general management.

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

Compensation Committee. The Compensation Committee is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of the Compensation Committee are Mr. Guoyou Zhang, Mr. Xianghua Li and Mr. Yinqing Li, with Mr. Guoyou Zhang as the chairman. All of the members of the Compensation Committee are “independent” directors

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for preparing the list of candidates to fill the expiring terms of directors on our Board of Directors. The committee submits the list of candidates to the Board of Directors who determines which candidates will be nominated to serve on the Board of Directors. The nominees are then submitted for election at the annual meeting of stockholders. The committee also submits to the entire Board of Directors a list of candidates to fill any interim vacancies on the Board of Directors resulting from the departure of a member of the Board of Directors for any reason prior to the expiration of his term. In recommending candidates for the Board of Directors, the committee keeps in mind the functions of this body.

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

Any person nominated by a stockholder for election to the Board of Directors will be evaluated based on the same criteria as all other nominees. The committee also oversees our adherence to our corporate governance standards. The members of the committee are Mr. Yinqing Li, Mr. Guoyou Zhang, and Mr. Xianghua Li, with Yinqing Li as the chairman.

The Board had 10 meetings during the last fiscal year.  All members attended at least 75% of the meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than 10% to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Code of Ethics

We have adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our principal executive, financial and accounting officers. China Fire & Security Group, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Mr. Tongzhou Qin, Chief Financial Officer, B-2502 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China.

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

An understanding of our executive compensation program begins with an understanding of the objectives the program is intended to serve. These include:

	Offering competitive compensation. We seek to offer a compensation package that is attractive and competitive with the compensation practices of the peer companies with which we compete for talent.

Rewarding performance. Our compensation program is intended to closely align executive compensation with performance by tying a significant portion of compensation to the achievement of financial and other Company goals and the executive’s contributions to the accomplishment of those goals.


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

Bonus: To achieve our goal of pay-for-performance, bonuses will be paid to our named executives when company financial goals are achieved. The bonus is typically a percentage of the Base Salary and is part of the cash compensation of our named executives. The Compensation Committee has determined that when the Company actual financial results are better than the guidance provided by the Company, the bonuses will be paid in full. Otherwise, no bonuses will be paid to our named executives.  The financial guidance was determined based on the condition of the industry and industry trends in the fire protection market and the historical financial performance of the Company. The financial guidance approved by the board of directors in fiscal year 2010 was $103.9 million in revenue and $34.8 million in pre-tax income, representing 28% and 22% growth respectively compared to the results in fiscal year 2009. The actual financial results in 2010 were $80.8 million in revenue and $18.7 million in pre-tax income, which missed the financial guidance. Consequently, the bonuses to Mr. Brian Lin and Mr. Tongzhou Qin were not paid in fiscal year 2010.

Equity Incentive Compensation: A key element of our pay-for-performance philosophy is our reliance on performance-based equity awards through the Company’s stock option plan. This program aligns executives’ and shareholders’ interests by providing executives an ownership stake in the Company. Our Compensation Committee has the authority to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the Compensation Committee determines in its sole discretion. The Compensation Committee reviews each executive’s individual performance and his or her contribution to our strategic goals and determines the amount of stock options or the restricted shares to be awarded towards the end of the fiscal year. The exercise price for stock options was the closing market price on the date of the grant.

The following is a discussion of our executive compensation program and the compensation decisions made for fiscal year 2010 with respect the executive officers named in the Compensation Table on page 48.

In 2010, the Compensation Committee, which is responsible for approving and overseeing executive compensation, accepted recommendations from senior management and reviewed such recommendations with market data to determine the compensation to be paid to the Company’s executive officers.  Important determining factors included the Company’s financial performance, the level of compensation paid to similarly situated executives in comparably-sized public companies and the contributions made by each of the executive officers to the success of the Company.

How Executive Compensation is Determined

The Compensation Committee of the company seeks to offer our executives compensation packages that are attractive and competitive with compensation practices of the peer companies with which we might compete for talent. The Compensation Committee has determined that a peer company would have the following characteristics:

	majority of the business is providing solutions and systems to industrial customers in China

	listed on a major exchange in the United States with market capitalization between US$200 million to US$800 million

The Compensation Committee collected the executive compensation information of the following companies (the “Comparison Group”) during the course of discussing and finalizing the compensation for our executives.
		Year 2009
		Salary	Stock	Option	All Other Compensation	Bonus	Total
1	China Security & Surveillance (CSR)
	CEO	$290,058					$290,058
	CFO	$315,904					$315,904

2	China Information Security Technolgy, Inc. (CPBY)
	CEO	58,644	$119,000				$177,644
	CFO	$12,500	119,000	-			$131,500

3	COGO Group, Inc. (COGO)
	CEO	$74,904	$320,600		$2,251		$397,755
	CFO	$100,000	$307,242		$1,548		$408,790

4	Harbin Electric, Inc. (HRBN)
	CEO	$26,470		$11,946			$38,416
	CFO	$15,882		$7,962			$23,844

5	Shengdatech, Inc. (SDTH)
	CEO	$195,000		-		$105,000	$300,000
	CFO	$92,500		-		$49,850	$142,350

6	Wonder Auto Technology, Inc. (WATG)
	CEO	$120,000		$524,935		$644,935
	CFO	$80,000		$174,978		$254,978

7	Fushi Copperweld, Inc.（FSIN）
	CEO	$79,000	$404,000	$856,000	$30,000	$1,369,000
	CFO	$200,000		$93,000	$64,000	$357,000

		Highest		Lowest
	CEO	$1,369,000		$38,416
	CFO	$408,790		$23,844

The Compensation Committee conducted a comparison of the proposed executive compensation structure and practices to those of the Comparison Group, including base salary, target bonus and equity grants. The market analysis developed was used to determine pay targets for 2009.

In 2010, the proposed compensation for Mr. Brian Lin was as follows:

Cash Compensation: $150,000 where the Base Salary is $120,000 (80%) and the Bonus is $30,000 (20%). The Bonus will be paid in full if the company’s actually financial results meet or beat the financial guidance approved by the board of directors and released to the public. Otherwise, no Bonus will be paid to Mr. Brian Lin.

Equity Compensation: On January 2, 2009, the Company issued 300,000 stock options to Brian Lin, with exercise price at $6.81 which was the closing price of the Company stock on December 31, 2008. On December 1, 2009, the Company issued 100,000 shares of restricted stocks to Brian Lin. There is no additional equity based compensation for Mr. Lin during 2010. During the year of 2010, 75,000 shares of options and 25,000 shares of restricted stocks were vested and released to Brian Lin.  .

In 2010, the proposed compensation for Mr. Tongzhou, Qin is as follows:

Cash Compensation: $100,000 where the Base Salary is $80,000 (80%) and the Bonus is $20,000 (20%). The Bonus will be paid in full if the company’s actually financial results meet or beat the financial guidance approved by the board of directors and released to the public. Otherwise, no Bonus will be paid to Mr. Tongzhou Qin.

Equity Compensation:  On December 1, 2009, the Company issued 20,000 shares of restricted stocks to Tongzhou Qin. There is no additional equity based compensation for Mr. Qin during 2010. During the year of 2010, 5,000 shares of restricted stocks were released to Tongzhou Qin.

Based on its review in 2010, the Compensation Committee concluded that the structure of CFSG’s proposed compensation program is reasonably consistent with industry practices.  The target parameters for the compensation of Mr. Brian Lin, our CEO and Mr. Tongzhou Qin, our CFO were determined based on the range of compensation for the above Comparison Group. The actual compensation for Mr. Brian Lin in fiscal year 2010 was $725,750, which fell within the targeted parameters of $38,416 and $1,369,000 for CEOs. The actual compensation for Tongzhou Qin in fiscal year 2010 was $143,250, which fell within the targeted parameters of $23,844 and $408,790 for CFOs..

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

On January 2, 2009, pursuant to the Company’s 2008 Omnibus Long-term Incentive Plan, the Company’s Board of Directors authorized the issuance of options to purchase 1,000,000 shares for its employees with options to purchase a total of 800,000 shares issued to executive officers.  The options will vest evenly each quarter over the following four years, starting from the first quarter of 2009.

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

On December 1, 2009, pursuant to the Company’s 2008 Omnibus Long-term Incentive Plan, the Company’s Board of Directors authorized the issuance of 1,000,000 shares of restricted stocks to its employees, with 285,000 shares of restricted stocks issued to the executive officers.  The restricted stocks will vest evenly at the end of each year over the following four years, starting from November 30, 2010.

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

Compensation Table
Name & Principal Position	Year	Salary		Bonus	Option*	Restricted	Total
					Awards	Stocks

Brian Lin, CEO	2010	$120,000	$		$289,500	$316,250	$725,750
	2009	$84,000	$		$289,500	$26,354	$399,854
	2008	$84,000		$36,000	$4,200	$	$124,200
Tongzhou Qin, CFO	2010	$80,000	$		$0	$63,250	$143,250

* The assumptions made in valuing the option were disclosed in the financial statements Note 14.

Grants of Plan-Based Awards

The following table provides information relating to our grants of plan-based awards in the fiscal year ended December 31, 2010.

Name		Grant date		Base/exercise	Grant date fair
				price of	value of
			Total share	restricted	restricted
Restricted			number of future	stock/option	stock/option
stocks/Options			payouts	awards ($/Sh)	awards ($)
Brian Lin	Options	Jan. 2nd, 2009	300,000	6.81	1,105,200
	Restricted stocks	Dec. 1st, 2009	100,000	12.65	1,265,000
Tongzhou Qin	Restricted stocks	Dec. 1st, 2009	20,000	12.65	253,000

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information concerning unexercised options and restricted stock that has not vested, and equity incentive plan awards for our named executive officers outstanding as of December 31, 2010.

		Equity Awards
Name				Equity
				Incentive
				Plan Awards:
		Number of Securities		Number of	Option
		Underlying	Number of Securities	Securities	Exercise
		Unexercised Options	Underlying Unexercised	Underlying	Price
		(#)	Options (#)	Unexercised	($)/Stock	Option
	Option/Restricted	Exercisable/Released	Unexercisable/Restricted	Unearned	Base	Expiration
	Stock	Stocks	Stocks (#)	Options (#)	Price ($)	Date
Brian Lin	Option	150,000	-	-	1.25	Jun. 30, 2016
	Option	150,000	150,000	243,750	6.81	Jan. 1, 2014
	Restricted Stock	25,000	75,000	75,000	12.65
Tongzhou Qin	Option	5,000	15,000		12.65	Jun 30, 2012

Option Exercises and Stock Vested

No options were exercised in 2010.

On November 30, 2010, 250,000 shares of restricted stocks were released to the Company’s employees.

Pension Benefits

The Company does not have any pension plans for its officers.

Nonqualified Deferred Compensation

There was no nonqualified deferred compensation for the officers in 2010.

Potential Payment Upon Termination or Change in Control

The Company currently does not have payment arrangements for its officers upon termination or change in control.

Director Compensation

The following table provides information concerning compensation paid by us to our directors during the fiscal year ended December 31, 2010.

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
Mr. Yinqing Li

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholders Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, including  27,855,934 shares of Common Stock and 1,576,857 stock options that are exercisable within 60 days from March 15, 2011:

	each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of Common Stock;

	each of our directors, executive officers and nominees to become directors; and

	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Owner		Percent of Class
Common	Li Brothers Holding Inc.	12,768,000	(1)	43.8%
Common	China Honor Investment Limited	2,667,600	(2)	9.1%
Common	Weigang Li	15,637,475	(3)	53.6%
Common	Jincai Li	15,435,600	(4)	52.9%

Common	Brian Lin	1,130,350	(5)	3.9%
Common	Weishe Zhang	693,150	(6)	2.4%
Common	Tongzhou Qin	5,000	(7)	0.0%
Common	Xiaoyuan Yuan	17,500	(8)	0.1%
Common	Albert Mclelland	-		0.0%
Common	Yinqing Li	-		0.0%
Common	Xianghua Li	-		0.0%
Common	Guoyou Zhang	2,000	(9)	0.0%
Common	Directors and executive officers as a group (9 persons)	17,485,475	(10)	59.9%

*	The address for the officers and directors is B-2502 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, Beijing 100027, People’s Republic of China, (86-10) 8441-7400.

(1)
Weigang Li and Ms. Jincai Li, as directors, share the voting power of Li Brothers Holding Inc.. Future Champion Limited and Alpha Great Holdings Limited are the shareholders of Li Brothers Holding Inc., each holding 50% of the outstanding shares of Li Brothers Holding Inc respectively. Jade Ground Holdings Limited owns 100% of the outstanding shares of Alpha Great Holdings Limited.  LGJ Family Trust owns 100% of the outstanding shares of Jade Ground Holdings Limited. Magic Express Limited owns 100% of the outstanding shares of Future Champion Limited.  LWG Family Trust owns 100% of the outstanding shares of Magic Express Limited. Mr. Weigang Li, is the brother of Ms. Jincai Li.

(2)
Mr. Weigang Li and Ms. Jincai Li, as directors, share the voting power of China Honor Investment Limited.  Alpha Great Holdings Limited owns 100% of the outstanding shares of China Honor Investment Limited. Jade Ground Holdings Limited owns 100% of the outstanding shares of Alpha Great Holdings Limited.  LGJ Family Trust owns 100% of the outstanding shares of Jade Ground Holdings Limited. Mr. Weigang Li, is the brother of Ms. Jincai Li.

(3)
Represents his voting power of Li Brothers Holding Inc. and China Honor Investment Limited plus his options to purchase 201,875 shares of Common Stock that is exercisable within 60 days from March 15, 2011 and 17,500 shares of released restricted stocks.

(4)	Represents her voting power of Li Brothers Holding Inc. and China Honor Investment Limited.

(5)
Represents his indirect beneficial ownership China Fire & Security Group, Inc. through Vyle Investment Inc. of which he is the sole director with 100% voting power plus his options to purchase 318,750 shares of Common Stock that is exercisable within 60 days from March 15, 2011 and 25,000 shares of released restricted stocks. Master Crest Holdings Limited, a BVI company, owns 100% of the outstanding shares of Vyle Investment Inc.  Master Crest Holdings Limited is 100% owned by BL Family Trust, a Foreign Grantor Trust registered in Cayman Islands.

(6)
Represents his indirect beneficial ownership of China Fire & Security Group Inc. through Small Special Technology Inc. of which he is the sole director with 100% voting power plus his options to purchase 168,750 shares of Common Stock that is exercisable within 60 days from March 15, 2011.

(7)	Represents 5,000 shares of released restricted stocks.
(8)	Represents his options to purchase 18,750 shares of Common Stock that is exercisable within 60 days from March 15, 2011.

(9)	Represents his options to purchase 2,000 shares of Common Stock that is exercisable within 60 days from March 15, 2011.
(10)
Represents the number of shares of Common Stock plus options to purchase 692,625 shares of Common Stock that is exercisable within 60 days from March 15, 2011 and 47,500 shares of released restricted stocks.

Item 13. Certain Relationships And Related Transactions and Director Independence

The Company has receivables from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has a 19% ownership interest. The accounts receivable due from Hubei Shou An was $160,731 and $155,433 as of December 31, 2010 and 2009, respectively, which resulted from product sales of $57,016 and $41,045 for the years ended December 31, 2010 and 2009, respectively. This amount is expected to be repaid by December 31, 2011 in cash.

In addition, the Company has other receivable from Hubei Shou An in the amounts of $234,042 and $396,359 as of December 31, 2010 and 2009, respectively.  This balance was for operating capital in Hubei Shou An and is expected to be repaid by December 31, 2011 in cash.

The Company has prepayments to Tianjin Tianxiao Fire Safety Equipment Co., Ltd., in which the Company has 16.7% ownership interest. The prepayment to Tianjin Tianxiao Fire Safety Equipment Co., Ltd. was $1,603,123 as of December 31, 2010 and accounts payable were $272,994 as of December 31, 2009, resulting from product purchases of $4,465,084 and $1,465,842 for the years ended December 31, 2010 and 2009, respectively, after the restructuring of 83.3% ownership interest in Tianxiao Equipment.

Advance payments to Sureland India, in which the Company has 5.0% ownership interest, were $450,170 and $103,174 as of December 31, 2010 and 2009, respectively.  This balance was for the advance payment to Sureland India for the delivery of future services.

In 2007, our Board of Directors approved and adopted its Policy of Related-Party Transactions (the “Policy”). According to the Policy, any related-party transactions with value above 30 million RMB (or $4.5 million) or 5% of total net assets requires the approval of the Board of Directors as well as the shareholders. Any related party transactions with value between 3 million RMB (or $0.5 million) and 30 million RMB (or $4.5 million) or between 0.5% and 5% of total net assets requires the approval of the Board of Directors. Any related party transaction with value less than 3 million RMB (or $0.5 million) requires the approval of the chief executive officer of the Company. Under the Policy any of such related parties will not participate in the approval process for the transaction for which they are considered to be related parties.

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

Frazer Frost, LLP (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) has audited our financial statements annually since the 2004 fiscal year. All of the services described below were approved by our board and audit committee prior to performance. The board has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor’s independence.

Audit Fees

The aggregate fees for professional services rendered by Frazer Frost, LLP, (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), in connection with its audit of our internal control over financial reporting, audit of our annual consolidated financial statements in our Form 10-K or 10-KSB and the review of our quarterly consolidated financial statements included in our Forms 10-Q or 10-QSB for the fiscal years ended December 31, 2010, 2009 and 2008 totaled approximately $320,000, $320,000 and $245,000, respectively.

Audit-Related Fees

No fees were paid or accrued by us for assurance and related services rendered by Frazer Frost, LLP, (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), in connection with its audit and review of our financial statements for the fiscal years ended December 31, 2010, 2009 and 2008.

Tax Fees

$10,000, $10,000 and $10,000 were paid or accrued by us for professional services rendered by Frazer Frost, LLP, (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), for tax compliance, tax advice and tax planning for the fiscal years December 31, 20010, 2009 and 2008, respectively.

All Other Fees

No fees were paid or accrued by us for other services rendered by Frazer Frost, LLP, (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), for the fiscal years ended December 31, 2010, 2009 and 2008.

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

CHINA FIRE & SECURITY GROUP, INC.

Dated: March 16, 2011
	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated as of March 16, 2011.

Signature	Title

/s/ Weigang Li	Chairman of the Board
Weigang Li

/s/ Brian Lin	Chief Executive Officer
Brian Lin	(Principal Executive Officer)

/s/ Tongzhou Qin	Chief Financial Officer
Tongzhou Qin	(Principal Financial Officer)

/s/ Xiaoyuan Yuan	Principal Accounting Officer
Xiaoyuan Yuan

/s/ Weishe Zhang	Director and Vice President
Weishe Zhang

/s/ Guoyou Zhang	Director
Guoyou Zhang

/s/ Yinqing Li	Director
Yongqing Li

/s/ Xianghua Li	Director
Xianghua Li

/s/ Albert McLelland	Director
Albert McLelland

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Fire & Security Group, Inc.

We have audited the accompanying consolidated balance sheets of China Fire & Security Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. China Fire & Security Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Fire & Security Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Fire & Security Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ Frazer Frost, LLP

Brea, California
March 16, 2011

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,151,689	$34,976,880
Restricted cash	1,935,979	1,837,134
Notes receivable	14,428,802	4,274,268
Accounts receivable, net of allowance for doubtful accounts of $8,153,727 and
$6,539,787 as of December 31, 2010 and 2009, respectively	41,895,129	30,989,569
Receivables from and prepayments to related parties	2,448,066	551,792
Other receivables	792,386	368,679
Refundable bidding and system contracting project deposits	1,667,437	1,774,330
Inventories	6,713,448	5,360,520
Costs and estimated earnings in excess of billings	40,660,013	36,562,573
Employee advances	1,114,080	953,625
Prepayments and deferred expenses	10,281,292	3,397,358
Total current assets	150,088,321	121,046,728

PLANT AND EQUIPMENT, net	9,641,119	8,617,521

OTHER ASSETS:
Restricted cash - non current	7,533,407	3,602,906
Accounts receivable - retentions	2,790,492	3,463,998
Deferred expenses - non current	-	116,045
Investment in joint ventures	496,834	477,837
Intangible assets, net	985,643	1,041,156
Total other assets	11,806,376	8,701,942

Total assets	$171,535,816	$138,366,191

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,666,967	$6,903,961
Accounts payable to related party	-	272,994
Customer deposits	3,023,329	2,182,790
Billings in excess of costs and estimated earnings	2,872,706	1,429,999
Other payables	838,413	333,121
Accrued liabilities	19,737,906	13,841,300
Taxes payable	9,416,829	9,002,470
Total current liabilities	43,556,150	33,966,635

COMMITMENTS AND CONTINGENCIES

Equity:
Common stock, $0.001 par value, 65,000,000 shares authorized,
27,855,934 and 27,595,541 shares issued and outstanding
as of December 31, 2010 and 2009, respectively	27,855	27,595
Additional paid-in-capital	24,771,143	20,601,138
Subscriptions receivable	(27,570)	-
Statutory reserves	7,147,795	7,147,795
Retained earnings	84,703,984	69,266,049
Accumulated other comprehensive income	11,349,619	7,324,237
Total shareholders' equity	127,972,826	104,366,814
Noncontrolling interest	6,840	32,742
Total equity	127,979,666	104,399,556

Total liabilities and equity	$171,535,816	$138,366,191

See report of independent registered public accounting firm.
The accompany notes are integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
REVENUES
System contracting projects	$59,544,090	$62,514,475	$57,101,984
Products	16,834,582	15,718,815	9,673,922
Maintenance services	3,598,010	2,947,908	2,303,213
Total revenues	79,976,682	81,181,198	69,079,119

COST OF REVENUES
System contracting projects	28,897,445	26,769,508	25,805,086
Products	7,342,962	5,589,310	2,558,844
Maintenance services	2,457,833	1,769,104	1,217,316
Total cost of revenues	38,698,240	34,127,922	29,581,246

GROSS PROFIT	41,278,442	47,053,276	39,497,873

OPERATING EXPENSES
Selling and marketing	10,135,884	8,908,697	6,434,887
General and administrative	10,822,596	8,154,801	6,680,992
Depreciation and amortization	851,036	773,907	712,269
Research and development	1,966,557	1,631,435	2,102,976
Total operating expenses	23,776,073	19,468,840	15,931,124

INCOME FROM OPERATIONS	17,502,369	27,584,436	23,566,749

OTHER INCOME
Other income, net	617,553	671,623	802,299
Interest income, net	443,063	269,081	382,227
Total other income, net	1,060,616	940,704	1,184,526

INCOME BEFORE PROVISION FOR INCOME TAXES AND
NONCONTROLLING INTEREST	18,562,985	28,525,140	24,751,275

PROVISION FOR INCOME TAXES	3,210,378	4,165,548	47,423

NET INCOME BEFORE NONCONTROLLING INTEREST	15,352,607	24,359,592	24,703,852

Less: Net loss attributable to noncontrolling interest	(85,328)	(55,244)	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	15,437,935	24,414,836	24,703,852

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	4,025,382	19,093	3,737,027
Comprehensive (income) loss attributable to noncontrolling interest	986	(17)	-

COMPREHENSIVE INCOME	$19,464,303	$24,433,912	$28,440,879

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,618,465	27,590,523	27,568,214
Earnings per share	$0.56	$0.88	$0.90

DILUTED EARNINGS PER SHARE
Weighted average number of shares	29,568,429	28,311,955	28,210,620
Earnings per share	$0.52	$0.86	$0.88

See report of independent registered public accounting firm.
The accompany notes are integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	China Fire & Security Group, Inc. Shareholders' Equity
					Retained Earnings		Accumulated other
	Common Stock		Additional	Subscriptions	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	receivable	reserves	Unrestricted	income	interest	Totals
BALANCE, December 31, 2007	27,556,893	$27,556	$19,317,287	$-	$5,067,061	$22,228,095	$3,568,117	$-	$50,208,116

Net income						24,703,852			24,703,852
Warrants exercised	29,700	30	(30)						-
Options issued to employees			40,152						40,152
Adjustment of statutory reserves					2,081,766	(2,081,766)			-
Foreign currency translation adjustment							3,737,027		3,737,027

BALANCE, December 31, 2008	27,586,593	$27,586	$19,357,409	$-	$7,148,827	$44,850,181	$7,305,144	$-	$78,689,147

Capital received from noncontrolling interest								88,003	88,003
Net income						24,414,836		(55,244)	24,359,592
Warrants exercised	6,682	7	(7)						-
Options exercised	2,266	2	(2)						-
Options issued to employees			980,196						980,196
Stock based compensation for services			263,542						263,542
Deconsolidation of statutory reserves held in Tianjin
Tianxiao Fire Safety Equipment Co., Ltd.					(1,032)	1,032			-
Foreign currency translation adjustment							19,093	(17)	19,076
									-
BALANCE, December 31, 2009	27,595,541	27,595	20,601,138	-	7,147,795	69,266,049	7,324,237	32,742	104,399,556

Capital received from noncontrolling interest								58,440	58,440
Options exercised	10,393	10	27,560	(27,570)					-
Restricted shares issued	250,000	250	(250)						-
Net income						15,437,935		(85,328)	15,352,607
Options issued to employees			980,195						980,195
Stock based compensation for services			3,162,500						3,162,500
Foreign currency translation adjustment							4,025,382	986	4,026,368

BALANCE, December 31, 2010	27,855,934	27,855	24,771,143	(27,570)	7,147,795	84,703,984	11,349,619	6,840	127,979,666

See report of independent registered public accounting firm.
The accompany notes are integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$15,437,935	$24,414,836	$24,703,852
Net loss attributable to noncontrolling interest	(85,328)	(55,244)	-
Consolidated net income	15,352,607	24,359,592	24,703,852
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	836,537	766,473	728,080
Amortization	75,382	75,284	75,041
Provision for doubtful accounts	1,894,361	2,172,588	1,683,336
Recovery of doubtful allowance	(540,913)	-	-
(Gain) loss on disposal of equipment	36,041	(7,602)	(35,689)
Options issued to employees	980,195	980,196	40,152
Stock based compensation for services	3,162,500	263,542	-
Provision for estimated warranty claims	383,744	582,595	518,940
Change in operating assets and liabilities
Notes receivable	(9,738,344)	(603,639)	(120,143)
Accounts receivable	(10,180,721)	(9,875,285)	(10,571,077)
Receivables from and prepayments to related parties	(1,537,903)	(85,517)	(458,119)
Other receivables	(405,386)	50,740	(159,199)
Refundable bidding and system contracting project deposits	166,503	(689,560)	(559,757)
Inventories	(1,140,231)	(63,808)	(2,168,821)
Costs and estimated earnings in excess of billings	(2,774,211)	(18,729,367)	(3,771,899)
Employee advances	(124,494)	(227,973)	663,369
Prepayments and deferred expenses	(6,471,415)	(676,908)	(412,888)
Accounts payable	736,504	666,007	(98,219)
Accounts payable related party	(272,994)	272,994	-
Customer deposits	748,442	(3,907,650)	994,154
Billings in excess of costs and estimated earnings	1,356,293	(2,805,806)	(969,403)
Other payables	480,704	(485,243)	645,855
Accrued liabilities	4,678,319	6,503,713	1,722,071
Taxes payable	108,211	6,932,390	912,068
Net cash (used in) provided by operating activities	(2,190,269)	5,467,756	13,361,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,601,015)	(1,272,393)	(2,015,051)
Proceeds from sale of equipment	18,155	26,859	69,852
Payments for long term deferred assets	-	(115,973)	-
Deconsolidation of cash held at Tianxiao Fire Equipment Co. Ltd.	-	(241,344)	-
Proceeds from restructuring of Tianxiao Fire Safety Equipment Co. Ltd.	-	1,551,134	-
Proceeds from investment sold in King Galaxy Investments Limited	-	1,000,000	-
Net cash (used in) provided by investing activities	(1,582,860)	948,283	(1,945,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(3,754,928)	1,809,610	(3,097,855)
Capital contributed by noncontrolling interest shareholder	59,040	88,003	-
Net cash (used in) provided by financing activities	(3,695,888)	1,897,613	(3,097,855)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	643,826	7,895	1,226,234

INCREASE (DECREASE) IN CASH	(6,825,191)	8,321,547	9,544,884

CASH and CASH EQUIVALENTS, beginning of year	34,976,880	26,655,333	17,110,449

CASH and CASH EQUIVALENTS, end of year	$28,151,689	$34,976,880	$26,655,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$4,509,569	$1,300,439	$29,048
Interest paid	$-	$-	$-

NON-CASH TRANSACTIONS INVESTING AND FINANCING ACTIVITIES:
Reclassification of advances on building and equipment purchase
to plant and equipment upon receipt of purchase	$-	$249,859	$139,638

See report of independent registered public accounting firm.
The accompany notes are integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1 - Background

Principal activities and reorganization

China Fire & Security Group Inc.  (the “Company” or “CFSG”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacture and sale of fire protection products and services for industrial customers in the People’s Republic of China (“PRC”) and India.

Recent developments

Investment of 5% interest in Sureland Fire & Security India Private Ltd (“Sureland India”)

Sureland India was incorporated in New Delhi, India with registered capital of $51,398 (INR2,500,000). Sureland India engages in project design, consulting and construction services for the fire protection industry in India. In January 2010, Sureland India received approval from the Indian government to accept foreign investment of 5% equity from the Company’s wholly-owned subsidiary China Fire Protection Group, Inc. (CFPG).  CFPG has completed the payment of $2,710 (INR125,000) in January 2010. After the transaction, the Company became a minority interest holder of Sureland India and the investment was recorded under the cost accounting method. The Company made an advance payment to Sureland India in amount of $450,169 as of December 31, 2010 for future services.

Acquisition of 99% ownership interest and 1% controlling interest in Zeetech System Private Ltd. (“Zeetech”)

Zeetech was incorporated in New Delhi, India with registered capital of $2,215 (INR101,000). On February 4, 2010, CFPG signed an agreement to acquire 99% ownership and 1% controlling interest in Zeetech from the existing shareholders for $2,215 (INR101,000), approximately equal to the fair value of the net assets as of January 12, 2010. Zeetech is 100% controlled by CFPG with 99% direct holding and 1% through nominee holding where the nominee agrees to hold the shares on behalf of CFPG. Zeetech does not currently have any operations.

Restructuring of Sureland Industrial

During the first quarter of 2010, CFPG entered into an agreement with Zeetech, our 100% controlled subsidiary, to transfer CFPG's entire interest (75%) in Sureland Industrial shall be transferred to Zeetech. On March 12, 2010, the restructuring transaction was approved by the Chinese Ministry of Commerce.  During the fourth quarter of 2010, CFPG entered into an agreement with Zeetech, pursuant to which Zeetech’s entire interest (75%) in Sureland Industrial Fire Safety Limited (“Sureland Industrial”) shall be reverted back to CFPG.  On December 9, 2010, the reverse transaction was approved by the Chinese Ministry of Commence. Subsequent to the transaction, CFSG still holds 100% of the interests in Sureland Industrial through its subsidiaries.

Formation of Shenyang Hongshida Electronics Co., Ltd (“Shenyang Hongshida”)

Shenyang Hongshida was incorporated in Shenyang, Liaoning Province, China with registered capital of $1,497,000 (RMB10,000,000). Pursuant to Shengyang Hongshida’s by-laws dated June 1, 2009, the registered capital is required to be injected over the subsequent two years. Shenyang Hongshida is 80% owned by our wholly-owned subsidiary, Beijing Hua An, with a 20% noncontrolling interest owned by an unrelated party. Shenyang Hongshida, which is in the pre-operating stage, will  engage in the production and sale of fire equipment, electronic products, instrumentation, and computer parts and provision of technical advisory services. Shenyang Hongshida will focus on the low- to middle-end segment of the fire products market. As of December 31, 2010, $748,500 (RMB 5,000,000) of the registered capital of Shenyang Hongshida has been received, including $299,400 (RMB 2,000,000) in June 2010, which $58,880 (RMB 400,000) was received from the non-controlling interest investor.

Note 2 - Summary of significant accounting policies

The reporting entity

See report of independent registered public accounting firm.

The consolidated financial statements of China Fire & Security Group Inc. and Subsidiaries reflect the activities of the parent and the following subsidiaries:

Subsidiaries	Incorporated in	Ownership Percentage
China Fire Protection Group Inc. (“CFPG”)	British Virgin Islands	100%
Zeetech System Private Limited (“Zeetech”)	India	99	% (1)
Sureland Industrial Fire Safety Limited (“Sureland Industrial”)	PRC	100%
Sureland Industrial Fire Equipment Co. Ltd. (“Sureland Equipment”)	PRC	100%
Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”)	PRC	100%
Beijing Shian Kexin Technology Co., Ltd	PRC	100%
Shenyang Hongshida Electronics Co., Ltd	PRC	80%

(1) CFPG has 1% controlling interest in Zeetech through nominee holding where the nominee agrees to hold the shares on behalf of CFPG.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. These include the recognition of revenue and earnings from system contracting projects under the percentage-of-completion method, determining the fair value of stock based compensation and the allowance for doubtful accounts and warranty expenses. Management evaluates all of its estimates and judgments on an on-going basis.

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenues from system contracting projects are recognized using the percentage-of-completion method of accounting, and therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that costs expended to date bear to anticipated final total costs, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Adjustments to the original estimates of the total contract revenue, total contract costs, or the extent of progress toward completion are often required as work progresses. Such changes and refinements in estimation are reflected in reported results of operations as they occur; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

The key assumptions used in the estimate of costs to complete relate to the unit material cost, the quantity of materials to be used, the installation cost and those indirect costs related to contract performance. The estimate of unit material cost is reviewed and updated on a quarterly basis, based on the updated information available in the supply markets. The estimate of material quantity to be used for completion and the installation cost is also reviewed and updated on a quarterly basis, based on the updated information on the progress of project execution. If the supply market conditions or the progress of project execution were different, it is likely that materially different amounts of contract costs would be used in the percentage of completion method of accounting. Thus the uncertainty associated with those estimates may impact our consolidated financial statements.  Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial

See report of independent registered public accounting firm.

statements. Claims for additional contract costs are recognized upon a signed change order from the customer.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company’s operating subsidiaries uses their local currency, Renminbi (RMB) and Indian Rupee (INR), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of changes in equity.

Asset and liability accounts at December 31, 2010 were translated at 6.59 RMB to $1.00 and 45.45 INR to $1.00 as compared with 6.82 RMB to $1.00 and 46.89 INR to $1.00 at December 31, 2009, respectively.  Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statement accounts for the year ended December 31, 2010, 2009 and 2008 were 6.78 RMB, 6.82 RMB and 6.94 RMB, respectively. The average translation rate of INR applied to income statement accounts for the year ended December 31, 2010 and 2009 were 45.87 INR and 48.85 INR, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

See report of independent registered public accounting firm.

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC, Hong Kong and India. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  The balances maintained in India are deposited in the branch of DBS Bank (Singapore) Limited, which are fully insured by the Government of Singapore until December 31, 2010. As of December 31, 2010 and December 31, 2009, the Company had deposits (including restricted cash balances) totaling $37,596,887 and $40,415,782, respectively, that are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company's operations are mainly carried out in the PRC.  The revenue recognized from operations in India is immaterial to the Company’s consolidated financial statements. Accordingly, the Company's business, financial condition and results of operations may be influenced primarily by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and methods of taxation, among other things.

 The Company has one major customer who represented approximately 41% of the Company’s revenues for the year ended December 31, 2010. Accounts receivable from this customer were $3,815,558 as of December 31, 2010. The Company has one major customer who represented approximately 10% of the Company’s revenues for the year ended December 31, 2009. Accounts receivable from this customer were $97,000 as of December 31, 2009.  The Company has one major customer who represents approximately 25% of the Company’s revenues for the year ended December 31, 2008.

For the years ended December 31, 2010 two suppliers accounted for approximately 36.2% of the Company’s purchases. These two suppliers represented 2.5% of the Company’s total accounts payable as of December 31, 2010. There is no supplier accounted more than 10% of the Company’s total purchase for the year ended December 31, 2009.
Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents also include unrestricted time deposits.

Restricted cash

Restricted cash represents cash required to be deposited in a separate bank account subject to withdrawal restrictions related to its system contracting projects and product sales customers to guarantee contracts performance. The deposits cannot be drawn or transferred by the Company until the restriction period has expired.

Restricted cash consists of the following:
	December 31, 2010	December 31, 2009
Restricted cash
Product sales	$4,803,276	$3,728,599
System contracting projects	4,666,110	1,711,441
Total restricted cash	9,469,386	5,440,040
Restricted cash - non current	(7,533,407)	(3,602,906)
Restricted cash - current	$1,935,979	$1,837,134

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method.

Inventories consist of the following:

See report of independent registered public accounting firm.

	December 31, 2010	December 31, 2009
Raw materials	$192,978	$144,829
Finished goods	5,054,289	4,574,075
Work in progress	1,466,181	641,616
Total	$6,713,448	$5,360,520

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.  The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of December 31, 2010 and 2009, the Company determined no reserves were necessary.

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

Additional specific provision is made against accounts receivable to the extent that they are considered to be doubtful. Bad debts are written off against the allowance for doubtful accounts when identified. We do not accrue any interest on accounts receivable. Historically, losses from uncollectible accounts have not deviated from the general allowance estimated by management and no bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and management considers that the aforementioned general provisioning policy is adequate and does not expect to change this established policy in the near future. Any changes in the estimates of our general provision policy could have a material effect on our results of operations.

Accounts receivable consist of the following:
	December 31, 2010	December 31, 2009
Accounts receivable:
System contracting projects	$31,930,814	$23,814,248
Maintenance services	3,817,251	3,190,843
Product sales	17,091,283	13,988,263
Total accounts receivable	52,839,348	40,993,354
Allowance for bad debts	(8,153,727)	(6,539,787)
Accounts receivable, net	44,685,621	34,453,567
Accounts receivable - non-current retentions	(2,790,492)	(3,463,998)
Accounts receivable - current	$41,895,129	$30,989,569

The activity in the allowance for doubtful accounts for trade accounts receivable for the year ended December 31, 2010 and 2009 is as follows:

See report of independent registered public accounting firm.

	December 31, 2010	December 31, 2009
Beginning allowance for doubtful accounts	$6,539,787	$4,370,362
Additions charged to bad debt expense	1,894,361	2,172,588
Write-off charged against the allowance	(540,913)	-
Foreign currency translation adjustment	260,492	(3,163)
Ending allowance for doubtful accounts	$8,153,727	$6,539,787

Retentions held by customers for system contracting projects included in the Company’s accounts receivable are as follows:
	December 31, 2010	December 31, 2009
Retentions
Current	$6,130,574	$2,967,248
Non-current	2,790,492	3,463,998
Total retentions	$8,921,066	$6,431,246

These balances represent portions of billings made by the Company but held for payment by the customer, pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

As of December 31, 2010, the Company believes that there was 14.7% percentage of accounts receivable would be collected in more than one year, based on our historical collection pattern.

Costs and estimated earnings in excess of billings

The current asset “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

Costs and estimated earnings in excess of billings consists of the following:
	December 31, 2010	December 31, 2009
Contract costs incurred plus recognized profits less recognized losses to date	$130,434,619	$116,754,059
Less: progress billings	(89,774,606)	(80,191,486)
Costs and estimated earnings in excess of billings	$40,660,013	$36,562,573

The Company believes that there was some portion of costs and estimated earnings in excess of billings would be collected in more than one year, based on our historical billing and collection pattern. Currently, we are actively evaluating all the possible estimation methods in order to best estimate the amount to be collected in more than one year.  We expect to disclose the estimated amount to be collected in more than one year with our estimation method as soon as we determined a reasonable method .

Billings in excess of costs and estimated earnings

The current liability “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

Billings in excess of costs and estimated earnings consists of the following:

	December 31, 2010	December 31, 2009
Progress billings	$16,126,195	$14,679,369
Less: contract costs incurred plus recognized profits less recognized losses to date	(13,253,489)	(16,109,368)
Billings in excess of costs and estimated earnings	$2,872,706	$1,429,999

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 5% residual value. Depreciation expense amounted to $836,537, $766,473, and $728,080 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Plant and equipment consists of the following:
	December 31, 2010	December 31, 2009
Buildings and improvements	$7,258,465	$6,439,015
Transportation equipment	3,963,302	3,307,236
Machinery	901,655	900,781
Office equipment	1,083,512	1,348,261
Furniture	126,032	165,736
Total depreciable assets	13,332,966	12,161,029
Less accumulated depreciation	(3,988,332)	(3,875,487)
Construction in progress	296,485	331,979
Plant and equipment, net	$9,641,119	$8,617,521

Intangible assets

Land use rights - All land in the PRC is owned by the government. However, the government grants the user “land use rights”. The Company acquired land use rights in 2001 and the land use rights expire in 2051. The costs of these rights are being amortized over fifty years using the straight-line method.

Technology rights - In May 2007, the Company acquired the rights to manufacture two fire protection products and the costs of these rights are being amortized over ten years using the straight-line method.

Intangible assets consist of the following:

	December 31, 2010	December 31, 2009
Land use rights	$770,789	$770,789
Technology rights	608,745	608,745
Accumulated amortization	(393,891)	(338,378)
Balance	$985,643	$1,041,156

Amortization expense amounted to $75,382, $75,284 and $75,041 for the years ended December 31, 2010, 2009 and 2008, respectively.

See report of independent registered public accounting firm.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, which include identifiable intangible assets, and property and equipment, at least annually or more often whenever events or changes in circumstances indicate that the carrying value of the long lived assets may not be recoverable. Changes in the underlying business could adversely affect the fair value and recoverability of these assets. Important factors which could require an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; (iv) our enterprise fair value relative to net book value.

Our impairment evaluation of identifiable intangible assets and property and equipment includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, the Company records an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. The Company determines fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, the Company determines that our amortizable intangible assets or other long-lived assets have been impaired, the Company will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations.  As of December 31, 2010, the Company expects these assets to be fully recoverable.

Backlog

System Contracting Projects

The following schedule shows a reconciliation of backlog representing the amount of revenue the company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 2010 and from contractual agreements on which work has not yet begun.

Contract revenue on uncompleted contracts at December 31, 2009	$20,706,885
Contract adjustments (change orders)	2,322,785
Contract revenue for new contracts for the year ended December 31, 2010	110,275,906
Bids awarded and pending execution of contracts for the year ended December 31, 2010	32,450,706
Less: Contract revenue earned for the year ended December 31, 2010 excluded the effect of miscellaneous sales tax of $1,398,520	(60,942,610)
Effect of exchange rate changes	2,177,001
Backlog at December 31, 2010	$106,990,673

In addition, the Company entered into additional system contracting project contracts with revenues of $12,575,317 between January 1, 2011 and March 16, 2011.

Products

As of December 31, 2010, the backlog of unshipped and uninspected orders was $43,080,646.  In addition, the Company entered into additional product sales contracts with revenues of $2,374,785 between January 1, 2011 and March 16, 2011.

Maintenance Service

As of December 31, 2010, the future revenue under existing service agreements amounted to $1,290,995.

Research and development

Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overheads such as depreciation, facilities, utilities and other departmental expenses. The costs that the Company incurs with respect to internally developed technology and engineering services are included in research and development expenses as incurred as they do not directly relate to any particular licensee, license agreement or licenses fee.

See report of independent registered public accounting firm.

Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge to the customer.  The Company maintains a provision for potential warranty costs on these products for one year.  This provision represents management’s assessment of the Company’s history of warranty costs while incorporating estimates by the quality review staff of the potential product failure rates.  The Company records a warranty obligation in selling expense at the time revenue is recognized.   As of December 31, 2010, 2009 and 2008, the Company recorded $383,744, $582,595 and $518,940, respectively, as a provision for estimated warranty claims.

Fair value of financial instruments

ASC 825-10-50, "Disclosures about Fair Value of Financial Instruments," defines financial instruments and requires fair value disclosures for those instruments. ASC 820-10, "Fair Value Measurements," defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

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

Investments in joint ventures are also a financial instrument.  The Company invested $172,938 (RMB 1,140,000) in Hubei Shou An Changjiang Fire Protection Co., Ltd for a19% equity interest, invested $321,186 (RMB 2,117,246) in Tianxiao Fire Safety Equipment Co., Ltd. for 16.7% equity interest and $2,710 (INR 125,000) in Sureland India for a 5% equity interest. Total investments as of December 31, 2010 amounted to $496,834.  There is no quoted or observable market price for the fair value of similar long term investments in joint ventures.  The Company believes that the cost of the capital contributed to these joint ventures is a reasonable approximation of their fair values.

During September 2009, the Company sold its 5% interest in King Galaxy Investment Limited at cost to Mr. Wei Jing, who is the controlling shareholder of King Galaxy Investment Limited, for cash consideration of $1.0 million. The proceeds of $1.0 million were fully received by the Company as of December 31, 2009. King Galaxy through its wholly owned subsidiary, China Alliance Security Holdings Company Limited, owns 100% of Wan Sent (China) Technology Co., Ltd.

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Income taxes

The Company reports income taxes pursuant to ASC 740, “Accounting for Income Taxes” and ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”). ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Deferred tax assets amounted to $85,678, $84,126 and $0 as of December 31, 2010, 2009 and 2008, respectively, and are included in prepayment and deferred expenses in the accompanying consolidated balance sheets.

Under ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax

See report of independent registered public accounting firm.

benefit is recorded. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010, 2009 and 2008.

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

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.

In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using enacted tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the contract and production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.  All of our PRC subsidiaries’ VAT is subject to a 17% rate except Beijing Hua An.  To support the development of the software industry, the Chinese government has instituted policies to rebate VAT charged for software certified by the government up to 14%. As a result, Beijing Hua An is paying VAT at an effective rate of 3% for their intercompany software sales.

VAT on sales and VAT on purchases amounted to $10,023,777 and $5,045,059 for the year ended December 31, 2010, $9,745,786 and $4,935,357 for the year ended December 31, 2009, and $6,941,766 and $5,183,036 for the year ended December 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Stock-based compensation

The Company follows ASC 718, “Accounting for Stock-Based Compensation,” which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation granted to non-employees has been determined in accordance with ASC 718 and ASC 505-50, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

ASC 718 requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award and requires compensation cost to reflect estimated forfeitures. The determination of the fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected share option exercise behaviors, risk-free interest rates and expected dividends. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the share option, the expected dividend yield was based on the Company’s current and expected dividend policy, and

See report of independent registered public accounting firm.

the projected share option exercise behaviors is based on one-half of the sum of the vesting period and the contractual life of each share option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

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

See report of independent registered public accounting firm.

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

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this ASU did not have material impact on the Company’s consolidated financial statements.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the year ended December 31:

See report of independent registered public accounting firm.

	2010	2009
Net income for earnings per share	$15,437,935	$24,414,836

Weighted average shares used in basic computation	27,618,465	27,590,523
Dilutive effect of stock options, restricted stock and warrants	1,949,964	721,432
Weighted average shares used in diluted computation	29,568,429	28,311,955

Earnings per share:
Basic	$0.56	$0.88
Diluted	$0.52	$0.86

As of December 31, 2010 and 2009, all outstanding stock options and restricted stocks were included in the calculation of diluted earnings per share.

Note 4 - Related party transactions

The Company has receivables from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has a 19% ownership interest. The accounts receivable due from Hubei Shou An was $160,731 and $155,433 as of December 31, 2010 and 2009, respectively, which resulted from product sales of $57,016 and $41,045 for the years ended December 31, 2010 and 2009, respectively..  This amount is expected to be repaid by December 31, 2011 in cash.

In addition, the Company has other receivables from Hubei Shou An in the amounts of $234,042 and $396,359 as of December 31, 2010 and December 31, 2009, respectively.  This balance was for operating capital in Hubei Shou An and is expected to be repaid by December 31, 2011 in cash.

The Company has prepayments to Tianjin Tianxiao Fire Safety Equipment Co., Ltd., in which the Company has a 16.7% ownership interest. The prepayment to Tianjin Tianxiao Fire Safety Equipment Co., Ltd. was $1,603,123 as of December 31, 2010 and accounts payable were $272,994 as of December 31, 2009, resulting from product purchases of $4,465,084 and $1,465,842 for the years ended December 31, 2010 and 2009, respectively, after the restructuring of 83.3% ownership interest in Tianxiao Equipment.

Advance payments to Sureland India, in which the Company has a 5.0% ownership interest, were $450,170 and $103,174 as of December 31, 2010 and 2009, respectively.  This balance was for the advance payment to Sureland India for the delivery of future services.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank or a customer with a AAA rating has guaranteed the payment of the receivable. These amount are non-interest bearing and are normally paid within three to six months. The Company has the ability to submit a request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $14,428,802 and $4,274,268 as of December 31, 2010 and 2009, respectively, of which $6,826,500 and $0 as of December 31, 2010 and 2009, respectively, are corporate notes receivable that are guaranteed by a customer with a AAA rating.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on system contracting projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them to start performing the services.  Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $10,281,292 and $3,397,358 as of December 31, 2010 and December 31, 2009, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $172,938 (RMB1,140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC.  The investment is recorded under the cost accounting method.

See report of independent registered public accounting firm.

As of December 31, 2009, the Company held an investment of $321,186 (RMB2,117,246) for a 16.7% interest in Tianjin Tianxiao Fire Safety Equipment Co., Ltd. as a non-controlling interest holder. The investment is recorded under the cost accounting method at fair value at the deconsolidation date.

In January 2010, the company invested $2,710 (INR125,000) for a 5% interest in Sureland India as a non-controlling interest holder. The investment is recorded under the cost accounting method.

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on products order, maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within nine months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy.   These advance payments are applied to the invoices when the Company bills the customer based on the progression of the projects. As of December 31, 2010 and December 31, 2009, customer deposits amounted to $3,023,329 and $2,182,790, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of the balance sheet date for system contracting projects. Accrued liabilities also represent an accrued estimation of warranty expenses.  As of December 31, 2010 and December 31, 2009, accrued liabilities amounted to $19,737,906 and $13,841,300, respectively.

Note 10 - Income taxes

Local PRC Income Tax

Starting from January 1, 2008, all of the Company’s Chinese subsidiaries are subject to a 25% income tax rate according to the Income Tax Laws of the PRC. According to the PRC’s central government policy, certain new technologies and/or high technology companies will enjoy a preferential tax rate of 15%, instead of 25%. Beijing Hua An qualifies for the preferential tax treatment. Sureland Industrial, Sureland Equipment and Beijing Hua An receive a 50% income tax reduction for three years beginning in January 2009 due to the fact that they are located in a specially designated region.

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

The Company’s subsidiaries are paying the following tax rate for the year ended December 31, 2008:

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	25.0%	-%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	25.0%	-%
Tianxiao Equipment	-%	25.0%

The Company’s subsidiaries are paying the following tax rate for the year ended December 31, 2009:

See report of independent registered public accounting firm.

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Tianxiao Equipment	-%	25.0%
Shian Kexin	-%	25.0%
Shanyang Hongshida	-%	25.0%

The Company’s subsidiaries are paying the following tax rate for the year ended December 31, 2010

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Shian Kexin	-%	25.0%
Zeetech	-%	40.0%
India Project Office	-%	40.0%
Shanyang Hongshida	-%	25.0%

The provision (credit) for income taxes amounted to $3,210,378, $4,165,548 and $47,423 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate for the years ended December 31:
	2010	2009	2008
U.S. Statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0
China income tax exemption	(13.03.)	(15.5)	(24.8)
Permanent Differences (China)(1)	1.12	1.02	-
Other item (2)	4.21	4.08	-
Effective income tax rates	17.3%	14.6%	0.2%

(1)The 1.12% represents $1,595,194 of bad debt provisions and $208,114 of meals and entertainment expenses incurred by Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC for the year ending December 31, 2010. These non-deductible expenses were offset by $983,279, which is a 50% additional deduction allowed in PRC for Research and Development expenses at Sureland Industrial. The 1.02% represents $2,089,411 of bad debt provisions and $129,036 of meals and entertainment expenses incurred by Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC for the year ending December 31, 2009. These non-deductible expenses were offset by $815,717 which is a 50% additional deduction allowed by PRC for Research and Development expenses at Sureland Industrial. The 0% represents all expenses incurred in Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC for the year ending December 31, 2008, since most of the revenue generated in those Chinese entities were exempted for income tax during fiscal year of 2008.

(2)  The 4.21%, 4.08% and 0% represents $5,080,228, $2,316,409 and $930,683 in expenses incurred by CFSG and CFPG that are not deductible in PRC for the year ended December 31, 2010, 2009 and 2008, respectively.

The estimated tax savings as a result of PRC income tax exemption for the years ended December 31, 2010, 2009 and 2008 amounted to $3,109,126, $4,412,017 and $6,382,286, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 by $0.11, $0.14 and $0.23, respectively.

China Fire & Security Group, Inc. , the parent company, is incorporated in the United States and incurred net operating losses of $0 for income tax purposes for the year ended December 31, 2010.  The estimated net operating loss carry forwards at December 31, 2010 for United States income taxes amounted to $1,079,324 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, from 2024 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax

See report of independent registered public accounting firm.

purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the years ended December 31, 2010 and 2009 was $0 and the accumulated valuation allowance as of December 31, 2010 and 2009 amounted to $366,970. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $84.0 million as of December 31, 2010, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:
	December 31, 2010	December 31, 2009
VAT taxes payable	$6,887,213	$4,636,786
Income taxes payable	1,284,469	2,936,047
Sales taxes	1,120,446	1,358,372
Other taxes payable	124,701	71,265
Total	$9,416,829	$9,002,470

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2010 and 2009. The contributions are charged to the consolidated income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $481,538, $416,857 and $250,720 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 12 - Statutory reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include a surplus reserve fund and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

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

Because the surplus reserve fund already totals 50% of Sureland Industrial, Sureland Equipment, and Beijing Hua An’s registered capital, the Company did not reserve any surplus reserve fund at the end of December 31, 2010 for these subsidiaries.  As of December 31, 2010, the remaining reserve required for Shian Kexin and Shenyang Hongshida to fulfill the 50% registered capital requirement totaled $758,500.

 Enterprise fund

See report of independent registered public accounting firm.

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the years ended December 31, 2010, 2009 and 2008.

Note 13 - Warrants

In 2008, a total of 45,000 warrants were converted into 29,700 shares of common stock by the warrant holders using the cashless exercise option.

In June 2009, 10,000 warrants were converted into 6,682 shares of common stock by the warrant holders using the cashless exercise option.

At December 31, 2010 and 2009, the Company had no warrants outstanding.

Note 14 - Options issued to employees

On December 31, 2008, pursuant to the Company's 2008 Omnibus Long-term Incentive Plan, the Company's Board of Directors authorized the issuance of 1,000,000 share options for its employees, including 800,000 options issued to executive officers. The options vest evenly each quarter over the following four years, starting from the first quarter of 2009. The Company used the Black Scholes Model to value the options at the time they were issued, based on the exercise price of $6.81, which was the closing price of the Company’s stock on December 31, 2008 and using risk-free rates of 0.875%, 1.125%, 1.313% and 1.5% and volatility of 86% that was estimated by analyzing the trading history of the Company’s stock. Because the Company did not have historical exercise history, the Company used the simplified method to estimate the expected life of the options, which is equal to the midpoint between the vesting date and expiration date of the options. The 1,000,000 employee options had a grant date fair value of $3,863,606. The related compensation expense is recognized on a straight-line basis over the four year vesting period.

The total stock option compensation expense recognized for the years ended December 31, 2010, 2009, and 2008 was $980,195, $980,196 and $40,152, respectively. As of December 31, 2010, approximately $1.93 million of estimated expense related to un-vested stock-based awards has yet to be recognized and will be recognized over the employee’s remaining service period of approximately 1.97 years.

During the year ended December 31, 2010, 10,393 options were converted into 10,393 shares of common stock using a cash exercise. There were 1,765,607 options outstanding as of December 31, 2010.  As of December 31, 2010, the employee has not contributed the exercise contribution amount of $27,570.

    The Company has stock options as follows:
		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value

Outstanding, December 31, 2007	779,500	$1.43	$8,925,615
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2008	779,500	$1.43	$4,194,190
Granted	1,000,000	6.81	-
Forfeited	-	-	-
Exercised	(3,500)	4.51	-
Outstanding, December 31, 2009	1,776,000	$4.45	$16,120,860
Granted	-	-	-
Forfeited	-	-	-
Exercised	(10,393)	2.65	-
Outstanding, December 31, 2010	1,765,607	$4.46	$3,719,188

See report of independent registered public accounting firm.

Following is a summary of the status of options outstanding at December 31, 2010:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Price	Life	Options	Price	Life
742,229	$1.25	5.50	742,229	$1.25	5.50
6,000	$4.51	1.33	6,000	$4.51	1.33
20,000	$6.70	1.50	17,500	$6.70	1.50
997,378	$6.81	3.00	497,378	$6.81	3.00
1,765,651			1,263,107

Note 15 - Restricted stock issued to employees

On December 1, 2009, pursuant to the Company's 2008 Omnibus Long-term Incentive Plan, the Company's Board of Directors authorized the issuance of 1,000,000 shares of restricted stock for its employee, including 285,000 shares of restricted stock issued to executive officers. The restricted stocks will vest evenly each year over the following four years, starting from December 1, 2009. The Company used the closing price of the Company’s common stock at the time the restricted stock grants were made, based on the closing price of $12.65, which was the closing price of the Company’s stock on November 30, 2009.

 The 1,000,000 shares of employee restricted stock had a fair value of $12,650,000. The related compensation expense is recognized on a straight-line basis over the four year vesting period.

The total restricted stock compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $3,162,500, $263,542 and $0, respectively.

As of December 1, 2010, 250,000 shares of the restricted stock are vested and issued to the employees and executive officers accordingly.

Note 16 - Commitments and Contingencies

Commitments

As described in Note 1, Shenyang Hongshida has a registered capital of $1,497,000, of which $748,500 has been invested as of December 31, 2010. The remaining $748,500 is scheduled to be injected within two years of June 1, 2009, the date of the Company’s by-laws.

Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation which would have a significant effect on the Company’s consolidated financial statements

Note 17 – Restructuring of Tianxiao Equipment

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

After the restructuring, Sureland Industrial became a minority shareholder, with a 16.7% ownership in Tianxiao Equipment.  The investment is recorded under the cost accounting method.  Sureland Industrial is continuing to purchase fire safety and protection

See report of independent registered public accounting firm.

products through Tiaoxiao Equipment, which does not require the classification of the deconsolidation of Tianxiao Equipment as a discontinued operation in accordance with ASC 205-20-55.

Note 18 – Quarterly financial information (unaudited)

For the fiscal years ended December 31, 2010 and 2009, the Company has unaudited quarterly financial data as following:

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$20,943,726	$22,833,431	$24,817,588	$11,381,937	$79,976,682
Gross profit	11,632,156	12,395,052	12,541,575	4,709,659	41,278,442
Net income attributable to controlling interest	5,247,225	6,333,660	5,934,770	(2,077,720)	15,437,935
Basic EPS	0.19	0.23	0.22	(0.07)	0.56
Diluted EPS	0.19	0.22	0.20	(0.07)	0.52

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues	$16,712,211	$22,731,868	$24,816,429	$16,920,690	$81,181,198
Gross profit	10,296,759	14,500,571	13,999,311	8,256,635	47,053,276
Net income attributable to controlling interest	5,645,603	8,336,222	7,553,941	2,879,070	24,414,836
Basic EPS	0.20	0.30	0.27	0.11	0.88
Diluted EPS	0.20	0.29	0.27	0.10	0.86

See report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number
2.1*	Securities Exchange Agreement, dated as of September 1, 2006, by and among the Company, China Fire Protection Group and Sureland, its subsidiary

3.1**	Restated Articles of Incorporation, filed with the state of Florida on October 18, 2006

3.2**	Articles of Amendment to Articles of Incorporation & Designating Series A Convertible present Stock

3.3	By-Laws - Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 4, 2008

4.1**	Registaration Rights Agreement dated October 27, 2006 between the Company and named Investors

4.2**	Registaration Rights Agreement dated October 27, 2006 between the Company and named Shareholders

4.3**	Form of Series A Warrant to Purchase Shares of Common Stock of the Company

4.4**	Form of Series B Warrant to Purchase Shares of Common Stock of the Company

4.5**
Escrow Agreement dated October 27, 2006 by and among the Company UNIPRO, H. C. Wainwright & Co., Inc., the Investor Representative, Gangjin Li, and Brian Li, and American Stock Transfer & Trust Company

4.6**	Form of H. C. Wainwright & Co. Warrant

4.7	2008 Omnibus Long Term Incentive Plan (Incorporated by reference from Exhibit 4.1 of Form S-8 filed on December 2, 2009)

4.8	Form Stock Option Agreement (Incorporated by reference from Exhibit 4.2 of Form S-8 filed on December 2, 2009)

10.1**	Construction Contract between Anshan Iron & Steel Group Corp. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2006

10.2**	Contract between Maanshan Iron & Steel Co., Ltd and. and Sureland Industrial Fire Safety Co., Ltd.

10.3**	Contract between Wuhan Iron & Steel (Group) Corp. and Sureland Industrial Fire Safety Co., Ltd.

10.4**	Purchase Contract between Beijing Zhongshiweiye Technologies Co. Ltd.. and Sureland Industrial Fire Safety Co., Ltd. Dated June 13, 2005

10.5**	Contract between Hangzhou New Epoch Fire Protection Science & Technology Co., Ltd and Sureland Industrial Fire Safety Co., Ltd. Dated December 5, 2005

10.6**	Contract between Guangzhou Jinshengyang Technologies Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated May 20, 2005

10.7**	Purchase and Sales Contract between Beijing Xinfangsheng Hardware Electric Products Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated October, 2005

10.8**	Purchase and Sales Contract between Sichuan Firefighting Machinery General Factory and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

10.9**	Purchase and Sales Contract between Beijing Tianningyihe Pipeline System Equipments Co. Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated July 19, 2005

Exhibit Number

10.10**	Acceptance for Carriage Service Contract between Zhaijisong Express Co., LTD and Sureland Industrial Fire Safety Co., Ltd.

10.11**	Cooperation Contract between Lianxin International Trade (Shanghai Waigaoqiao Free Trade Zone) Co., Ltd. and Sureland Industrial Fire Safety Co., Ltd.

10.12**	Marketing Memorandum between Xi’an Systemsensor Electronic Co., Ltd and Sureland Industrial Fire Safety Co., Ltd.

10.13**	OEM Cooperation Agreement between Xi’an System Sensor Electronics, Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated May 26, 2004

10.14**	House Lease Contract between Beijing Bestpower Electrical Technology Ltd. and Sureland Industrial Fire Safety Co., Ltd. Dated December 1, 2004

10.15**	Stock Ownership Assignment Agreement

10.16****	Employment Agreement between the Company and Mr. Brian Lin

10.17****	Employment Agreement between the Company and Mr. Xiaoyuan Yuan

14.1***	Officers’ and Directors’ Code of Ethics

16.1	Letter of Moore Stephens Wurth Frazer and Torbet, LLP dated January 7, 2010. (Incorporated by reference from Exhibit 16.1 of Form 8-K filed January 7, 2010.)

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated by reference from 8-K filed September 5, 2006 where it was filed as Exhibit 99.1

**	Incorporation by reference from 8-K filed November 2, 2006 where the exhibits were the same number

***	Incorporated by reference from Form 10-QSB, filed with the Commission on May 24, 2004 where it was filed as Exhibit 10.4