Form 10-Q
period 2011-03-31
CHINA FIRE & SECURITY GROUP, INC.
filed 2011-05-16
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)

[ X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010
or

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50491

China Fire & Security Group, Inc.
(Name of small business issuer in its charter)

Florida	65-1193022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B-2508 TYG Center, C2 Dongsanhuanbeilu, Chaoyang District, Beijing 100027, People’s Republic of China	100027
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (86-10) 8441 7400.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]No [ x ]

As of May 10, 2011, the Registrant had 27,855,934 shares of common stock outstanding.

China Fire & Security Group, Inc.

Item 1. Financial Statements

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,863,331	$28,151,689
Restricted cash	2,759,050	1,935,979
Notes receivable	15,789,722	14,428,802
Accounts receivable, net of allowance for doubtful accounts of $8,637,861 and
$8,153,727 as of March 31, 2011 and December 31, 2010, respectively	42,279,662	41,895,129
Receivables from and prepayments to related parties	2,737,957	2,448,066
Other receivables	919,013	792,386
Refundable bidding and system contracting project deposits	1,651,406	1,667,437
Inventories	8,347,077	6,713,448
Costs and estimated earnings in excess of billings	47,560,291	40,660,013
Employee advances	1,705,365	1,114,080
Prepayments and deferred expenses	7,416,480	10,281,292
Total current assets	155,029,354	150,088,321

PLANT AND EQUIPMENT, net	9,600,012	9,641,119

OTHER ASSETS:
Restricted cash - non current	9,603,141	7,533,407
Accounts receivable - retentions	3,156,624	2,790,492
Investment in joint ventures	499,440	496,834
Intangible assets, net	969,842	985,643
Total other assets	14,229,047	11,806,376

Total assets	$178,858,413	$171,535,816

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,121,496	$7,666,967
Customer deposits	3,886,756	3,023,329
Billings in excess of costs and estimated earnings	2,317,412	2,872,706
Other payables	1,305,024	838,413
Accrued liabilities	20,123,301	19,737,906
Taxes payable	10,278,325	9,416,829
Total current liabilities	46,032,314	43,556,150

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized,
27,855,934 and 27,855,934 shares issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively	27,855	27,855
Additional paid-in-capital	25,806,817	24,771,143
Subscriptions receivable	(27,570)	(27,570)
Statutory reserves	7,147,795	7,147,795
Retained earnings	87,828,374	84,703,984
Accumulated other comprehensive income	12,020,909	11,349,619
Total shareholders' equity	132,804,180	127,972,826
Noncontrolling interest	21,919	6,840
Total equity	132,826,099	127,979,666

Total liabilities and equity	$178,858,413	$171,535,816

The accompany notes are integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES
System contracting projects	$14,619,364	$15,521,748
Products	5,189,266	4,530,599
Maintenance services	1,187,246	891,379
Total revenues	20,995,876	20,943,726

COST OF REVENUES
System contracting projects	7,029,218	7,311,285
Products	2,808,481	1,454,067
Maintenance services	859,523	546,218
Total cost of revenues	10,697,222	9,311,570

GROSS PROFIT	10,298,654	11,632,156

OPERATING EXPENSES
Selling and marketing	2,356,402	1,996,198
General and administrative	3,308,393	2,940,077
Depreciation and amortization	246,822	200,106
Research and development	517,582	396,896
Total operating expenses	6,429,199	5,533,277

INCOME FROM OPERATIONS	3,869,455	6,098,879

OTHER INCOME (EXPENSES)
Other income, net	104,652	35,263
Interest income, net	108,102	83,800
Total other income, net	212,754	119,063

INCOME BEFORE PROVISION FOR INCOME TAXES AND
NONCONTROLING INTEREST	4,082,209	6,217,942

PROVISION FOR INCOME TAXES	973,225	1,002,874

NET INCOME BEFORE NONCONTROLLING INTEREST	3,108,984	5,215,068

Less: Net loss attributable to noncontrolling interest	(15,406)	(32,157)

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	3,124,390	5,247,225

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	671,290	(20,473)
Comprehensive (income) loss attributable to noncontrolling interest	105	(11)

COMPREHENSIVE INCOME	$3,795,785	$5,226,741

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,855,934	27,595,541
Earnings per share	$0.11	$0.19

DILUTED EARNINGS PER SHARE
Weighted average number of shares	29,197,961	28,397,085
Earnings per share	$0.11	$0.18

The accompany notes are integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	China Fire & Security Group, Inc. Shareholders' Equity
	Common Stock				Retained Earnings
			Additional	Subscriptions	Statutory		Accumulated other comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	receivable	reserves	Unrestricted	income	interest	Totals
BALANCE, December 31, 2009	27,595,541	$27,595	$20,601,138	$-	$7,147,795	$69,266,049	$7,324,237	$32,742	$104,399,556

Net income (loss)						5,247,225		(32,157)	5,215,068
Options issued to employees			245,047						245,047
Stock based compensation for services			790,626						790,626
Foreign currency translation adjustment							(20,473)	(11)	(20,484)

BALANCE, March 31, 2010, (Unaudited)	27,595,541	27,595	21,636,811	-	7,147,795	74,513,274	7,303,764	574	110,629,813

Capital received from non-controlling interest								58,440	58,440
Options exercised	10,393	10	27,560	(27,570)					-
Restricted shares issued	250,000	250	(250)						-
Net income (loss)						10,190,710		(53,171)	10,137,539
Options issued to employees			735,148						735,148
Stock based compensation for services			2,371,874						2,371,874
Foreign currency translation adjustment							4,045,855	997	4,046,852

BALANCE, December 31, 2010	27,855,934	27,855	24,771,143	(27,570)	7,147,795	84,703,984	11,349,619	6,840	127,979,666

Capital received from non-controlling interest								30,380	30,380
Net income (loss)						3,124,390		(15,406)	3,108,984
Options issued to employees			245,049						245,049
Stock based compensation for services			790,625						790,625
Foreign currency translation adjustment							671,290	105	671,395

BALANCE, March 31, 2011, (Unaudited)	27,855,934	$27,855	$25,806,817	$(27,570)	$7,147,795	$87,828,374	$12,020,909	$21,919	$132,826,099

The accompany notes are integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$3,124,390	$5,247,225
Net loss attributable to noncontrolling interest	(15,406)	(32,157)
Consolidated net income	3,108,984	5,215,068
Adjustments to reconcile net income to cash
used in operating activities:
Depreciation	244,350	196,621
Amortization	18,953	18,822
Provision for doubtful accounts	626,386	620,724
Recovery of doubtful allowance	(186,698)	-
Option issued to employees	245,049	245,047
Stock based compensation for services	790,625	790,626
Provision for estimated warranty claims	32,879	-
Change in operating assets and liabilities
Notes receivable	(1,280,616)	(1,334,580)
Accounts receivable	(976,031)	(2,006,671)
Receivable from and prepayments to related parties	(277,850)	(1,207,294)
Other receivables	(113,819)	(274,691)
Refundable bidding and system contracting project deposits	16,031	235,653
Inventories	(1,593,586)	(216,429)
Costs and estimated earnings in excess of billings	(6,663,375)	(7,148,973)
Employee advances	(583,490)	(455,684)
Prepayments and deferred expenses	2,908,642	(233,886)
Accounts payable	433,798	(442,237)
Customer deposits	845,046	95,042
Billings in excess of costs and estimated earnings	(568,574)	(181,946)
Other payables	460,891	154,995
Accrued liabilities	249,194	(969,344)
Taxes payable	809,872	(249,870)
Net cash used in operating activities	(1,453,339)	(7,149,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(152,719)	(340,642)
Payments for long term investments	-	(4,648)
Net cash used in investing activities	(152,719)	(345,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(2,836,376)	(2,321,317)
Capital contributed by noncontrolling interest shareholder	30,380	-
Net cash used in financing activities	(2,805,996)	(2,321,317)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	123,696	(23,908)

DECREASE IN CASH	(4,288,358)	(9,839,522)

CASH and CASH EQUIVALENTS, beginning of periods	28,151,689	34,976,880

CASH and CASH EQUIVALENTS, end of periods	$23,863,331	$25,137,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$839,411	$1,125,930
Interest paid	$-	$-

The accompany notes are integral part of these consolidated financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Recent developments

Investment of 5% interest in Sureland Fire & Security India Private Ltd (“Sureland India”)

Sureland India was incorporated in New Delhi, India with registered capital of $51,398 (INR2,500,000). Sureland India engages in project design, consulting and construction services for the fire protection industry in India. In January 2010, Sureland India received approval from the Indian government to accept foreign investment of 5% equity from the Company’s wholly-owned subsidiary China Fire Protection Group, Inc. ("CFPG").  CFPG completed the payment of $2,710 (INR125,000) in January 2010. After the transaction, the Company became a minority interest holder of Sureland India and the investment was recorded under the cost accounting method. The Company made advance payments to Sureland India of $ 243,639 and $450,169 as of March 31, 2011 and December 31, 2010, respectively, for future services.

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

Restructuring of Sureland Industrial

During the first quarter of 2010, CFPG entered into an agreement with Zeetech, our 100% controlled subsidiary, to transfer CFPG's entire interest (75%) in Sureland Industrial to Zeetech. On March 12, 2010, the restructuring transaction was approved by the Chinese Ministry of Commerce.  During the fourth quarter of 2010, CFPG entered into an agreement with Zeetech, pursuant to which Zeetech’s entire interest (75%) in Sureland Industrial Fire Safety Limited (“Sureland Industrial”) shall revert back to CFPG.  On December 9, 2010, the reverse transaction was approved by the Chinese Ministry of Commence. Subsequent to the transaction, CFSG still holds 100% of the interests in Sureland Industrial through its subsidiaries.

Formation of Shenyang Hongshida Electronics Co., Ltd (“Shenyang Hongshida”)

Shenyang Hongshida was incorporated in Shenyang, Liaoning Province, China with registered capital of $1,525,000 (RMB10,000,000). Pursuant to Shengyang Hongshida’s by-laws dated June 1, 2009, the registered capital is required to be injected over the subsequent two years. Shenyang Hongshida is 80% owned by our wholly-owned subsidiary, Beijing Hua An, with a 20% noncontrolling interest owned by an unrelated party. Shenyang Hongshida, which is in the pre-operating stage, will engage in the production and sale of fire equipment, electronic products, instrumentation, and computer parts and provision of technical advisory services. Shenyang Hongshida will focus on the low- to middle-end segment of the fire products market. As of March 31, 2011, $915,000 (RMB 6,000,000) of the registered capital of Shenyang Hongshida has been received, including $152,500 (RMB 1,000,000) in February 2011, of which $30,500 (RMB 200,000) was received from the non-controlling interest investor.

Receipt of “Going Private” Proposal

On March 7, 2011, the Special Committee of its Board of Directors (the "Special Committee") has received a non-binding letter from a leading global private equity firm (the "PE"), pursuant to which the PE proposes to acquire all of the outstanding shares of common stock of China Fire in cash at a price which represents a premium over the current stock price (the "Proposal"). According to the Proposal, the PE is willing to structure the proposed acquisition to allow the existing members of the Company's management to exchange all or part of their equity interests in the Company into equity securities in the post-acquisition company. The Proposal is subject to certain conditions, including, among other things, successful completion of due diligence to the satisfaction of the PE.

The Special Committee was formed to consider certain potential transactions involving the Company (including the Proposal). The Board cautions the Company's shareholders and others considering trading in its securities that no decision has been made by the Special Committee with respect to the Company's response to the Proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group Inc. and Subsidiaries reflect the activities of the parent and the following subsidiaries:

Subsidiaries	Incorporated in	Ownership Percentage
China Fire Protection Group Inc. (“CFPG”)	British Virgin Islands	100%
Zeetech System Private Limited (“Zeetech”)	India	99%	(1)
Sureland Industrial Fire Safety Limited (“Sureland Industrial”)	PRC	100%
Sureland Industrial Fire Equipment Co. Ltd. (“Sureland Equipment”)	PRC	100%
Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”)	PRC	100%
Beijing Shian Kexin Technology Co., Ltd	PRC	100%
Shenyang Hongshida Electronics Co., Ltd	PRC	80%

(1)	CFPG has 1% controlling interest in Zeetech through nominee holding where the nominee agrees to hold the shares on behalf of CFPG

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation.

While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company’s operating subsidiaries use their local currency, Renminbi (RMB) and Indian Rupee (INR), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of changes in equity.

Asset and liability accounts at March 31, 2011 were translated at 6.56 RMB to $1.00 and 45.25 INR to $1.00 as compared with 6.59 RMB to $1.00 and 45.45 INR to $1.00 at December 31, 2010, respectively.  Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statement accounts for the three months ended March 31, 2011 and 2010 were 6.58 RMB, to $1.00 and 6.82 RMB to $1.00, respectively. The average translation rate of INR applied to income statement accounts for the three months ended March 31, 2011 and 2010 were 45.66 INR to $1.00 and 45.91 INR to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets.

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

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC, Hong Kong and India. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  The balances maintained in India are deposited in the branch of DBS Bank (Singapore) Limited, which are fully insured by the Government of Singapore as of March 31, 2011. As of March 31, 2011 and December 31, 2010, the Company had deposits (including restricted cash balances) totaling $36,069,397 and $37,596,887, respectively, that are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

 The Company has one major customer who represented approximately 45% of the Company’s revenues for the three months ended March 31, 2011. Accounts receivable from this customer were $2,364,545 as of March 31, 2011. The Company has one major customer who represented approximately 60% of the Company’s revenues for the three months ended March 31, 2010. Accounts receivable from this customer were $0 as of March 31, 2010.

For the three months ended March 31, 2011, one supplier accounted for approximately 16.3% of the Company’s purchases. This supplier represented 0.1% of the Company’s total accounts payable as of March 31, 2011. For the three months ended March 31, 2010, two suppliers accounted for approximately 65% of the Company’s purchases. These suppliers represented 3% of the Company’s total accounts payable as of March 31, 2010.

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

Restricted cash consists of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
Restricted cash
Product sales	$8,313,022	$4,803,276
System contracting projects	4,049,169	4,666,110
Total restricted cash	12,362,191	9,469,386
Restricted cash - non current	(9,603,141)	(7,533,407)
Restricted cash - current	$2,759,050	$1,935,979

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method.

Inventories consist of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
Raw materials	$373,094	$192,978
Finished goods	6,696,923	5,054,289
Work in progress	1,277,060	1,466,181
Total	$8,347,077	$6,713,448

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.  The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of March 31, 2011 and December 31, 2010, the Company determined no reserves were necessary.

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

Additional specific provision is made against accounts receivable to the extent that they are considered to be doubtful. Bad debts are written off against the allowance for doubtful accounts when identified. We do not accrue any interest on accounts receivable. Historically, losses from uncollectible accounts have not deviated from the general allowance estimated by management and no bad debts have been written off directly to the statements of operations. This general provisioning policy has not changed since establishment and management considers that the aforementioned general provisioning policy is adequate and does not expect to change this established policy in the near future. Any changes in the estimates of our general provision policy could have a material effect on our results of operations.

Accounts receivable consist of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
Accounts receivable:
System contracting projects	$31,125,980	$31,930,814
Maintenance services	4,247,522	3,817,251
Product sales	18,700,645	17,091,283
Total accounts receivable	54,074,147	52,839,348
Allowance for bad debts	(8,637,861)	(8,153,727)
Accounts receivable, net	45,436,286	44,685,621
Accounts receivable - non-current retentions	(3,156,624)	(2,790,492)
Accounts receivable - current	$42,279,662	$41,895,129

The activity in the allowance for doubtful accounts for trade accounts receivable for the three months ended March 31, 2011 and year ended December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Beginning allowance for doubtful accounts	$8,153,727	$6,539,787
Additions charged to bad debt expense	626,386	1,894,361
Recovery of doubtful allowance	(186,698)	(540,913)
Foreign currency translation adjustment	44,446	260,492
Ending allowance for doubtful accounts	$8,637,861	$8,153,727

Retentions held by customers for system contracting projects included in the Company’s accounts receivable are as follows:
	March 31, 2011	December 31, 2010
	(Unaudited)
Retentions
Current	$5,108,513	$6,130,574
Non-current	3,156,624	2,790,492
Total retentions	$8,265,137	$8,921,066

These balances represent portions of billings made by the Company but held for payment by the customer, pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

As of March 31, 2011, the Company believes that  9.1% of accounts receivable would be collected in more than one year, based on our historical collection pattern.

Costs and estimated earnings in excess of billings

The current asset “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

Costs and estimated earnings in excess of billings consist of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
Contract costs incurred plus recognized profits less recognized losses to date	$144,593,675	$130,434,619
Less: progress billings	(97,033,384)	(89,774,606)
Costs and estimated earnings in excess of billings	$47,560,291	$40,660,013

The Company believes that some portion of costs and estimated earnings in excess of billings would be collected in more than one year, based on our historical billing and collection pattern. Currently, we are actively evaluating all the possible estimation methods in order to best estimate the amount to be collected in more than one year.

Billings in excess of costs and estimated earnings

The current liability “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

Billings in excess of costs and estimated earnings consists of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Progress billings	$11,040,846	$16,126,195
Less: contract costs incurred plus recognized profits less recognized losses to date	(8,723,434)	(13,253,489)
Billings in excess of costs and estimated earnings	$2,317,412	$2,872,706

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 5% residual value. Depreciation expense amounted to $244,350 and $196,621 for the three months ended March 31, 2011 and 2010, respectively.

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

Plant and equipment consists of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
Buildings and improvements	$7,296,743	$7,258,465
Transportation equipment	4,074,948	3,963,302
Machinery	922,400	901,655
Office equipment	1,122,335	1,083,512
Furniture	126,697	126,032
Total depreciable assets	13,543,123	13,332,966
Less accumulated depreciation	(4,254,507)	(3,988,332)
Construction in progress	311,396	296,485
Plant and equipment, net	$9,600,012	$9,641,119

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

Intangible assets consist of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Land use rights	$770,789	$770,789
Technology rights	608,745	608,745
Accumulated amortization	(409,692)	(393,891)
Balance	$969,842	$985,643

Amortization expense amounted to $18,953 and $18,822 for the three months ended March 31, 2011 and 2010, respectively.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, which include identifiable intangible assets, and property and equipment, at least annually or more often whenever events or changes in circumstances indicate that the carrying value of the long lived assets may not be recoverable. Changes in the underlying business could adversely affect the fair value and recoverability of these assets. Important factors which could require an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; and (iv) our enterprise fair value relative to net book value.

Our impairment evaluation of identifiable intangible assets and property and equipment includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, the

Company records an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. The Company determines fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, the Company determines that our amortizable intangible assets or other long-lived assets have been impaired, the Company will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations.  As of March 31, 2011, the Company expects these assets to be fully recoverable.

Backlog

System Contracting Projects

The following schedule shows a reconciliation of backlog representing the amount of revenue the company expects to realize from work to be performed on uncompleted contracts in progress at March 31, 2011, and from contractual agreements on which work has not yet begun.

Backlog at December 31, 2010	$106,990,673
Less: Bids awarded and pending execution of contracts as of December 31, 2010	(32,450,706)
Contract revenue on uncompleted contracts at December 31, 2010	$74,539,967
Contract adjustments (change orders)	(564,890)
Contract revenue for new contracts for the three months ended March 31, 2011	13,922,209
Bids awarded and pending execution of contracts as of March 31, 2011	43,628,190
Less: Contract revenue earned for the three months ended March 31, 2011 excluded the effect of miscellaneous sales tax of $433,449	(15,052,813)
Effect of exchange rate changes	(83,586)
Backlog at March 31, 2011	$116,389,077

In addition, the Company entered into additional system contracting project contracts with revenues of $3,399,574 between April 1, 2011 and May 16, 2011.

Products

As of March 31, 2011, the backlog of unshipped and uninspected orders was $40,941,899. In addition, the Company entered into additional product sales contracts with revenues of $146,061 between April 1, 2011 and May 16, 2011.

Maintenance Service

As of March 31, 2011, the future revenue under existing service agreements amounted to $2,341,724.

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

Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge to the customer.  The Company maintains a provision for potential warranty costs on these products for one year.  This provision represents management’s assessment of the Company’s history of warranty costs while incorporating estimates by the quality review staff of the potential product failure rates.  The Company records a warranty obligation in selling expense at the time revenue is recognized.    For the three months ended March 31, 2011 and 2010, the company accrued $32,879 and $0, respectively, warranty expense. As of March 31, 2011 and December 31, 2010, the Company recorded $429,471 and $383,744, respectively, as a provision for estimated warranty claims, which is included in the caption of accrued liabilities on the consolidated balance sheet.

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

Investments in joint ventures are also a financial instrument.  The Company invested $173,850 (RMB 1,140,000) in Hubei Shou An Changjiang Fire Protection Co., Ltd for a 19% equity interest, invested $322,880 (RMB 2,117,246) in Tianxiao Fire Safety Equipment Co., Ltd. for 16.7% equity interest and $2,710 (INR 125,000) in Sureland India for a 5% equity interest. Total investments as of March 31, 2011 amounted to $499,440.  There is no quoted or observable market price for the fair value of similar long term investments in joint ventures.  The Company believes that the cost of the capital contributed to these joint ventures is a reasonable approximation of their fair values.

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Income taxes

The Company reports income taxes pursuant to ASC 740, “Accounting for Income Taxes” and ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”). ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Deferred tax assets amounted to $99,350 and $85,678 as of March 31, 2011 and December 31, 2010, respectively, and are included in prepayment and deferred expenses in the accompanying consolidated balance sheets.

Under ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2011 and 2010.

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

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the contract and production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.  All of our PRC subsidiaries’ VAT is subject to a 17% rate.

VAT on sales and VAT on purchases amounted to $1,716,319 and $948,581 for the three months ended March 31, 2011 and $1,467,891 and $844,159 for the three months ended March 31, 2010, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Stock-based compensation

The Company follows ASC 718, “Accounting for Stock-Based Compensation,” which defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation granted to non-employees has been determined in accordance with ASC 718 and ASC 505-50, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended March 31:

	2011 (Unaudited)	2010 (Unaudited)
Net income for earnings per share	$3,124,390	$5,247,225

Weighted average shares used in basic computation	27,855,934	27,595,541
Dilutive effect of stock options and restricted stock	1,342,027	801,544
Weighted average shares used in diluted computation	29,197,961	28,397,085

Earnings per share:
Basic	$0.11	$0.19
Diluted	$0.11	$0.18

As of March 31, 2011, 1,014,878 shares of options were excluded in the calculation of diluted earnings per share due to their anti-diluted effect. All other outstanding stock options and restricted stocks were included in the calculation of diluted earnings per share because of their dilutive nature. As of March 31, 2010, all outstanding stock options and restricted stocks were included in the calculation of diluted earnings per share.

Note 4 - Related party transactions

The Company has receivables from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has a 19% ownership interest. The accounts receivable due from Hubei Shou An was $161,579 and $160,731 as of March 31, 2011 and December 31, 2010, respectively, which resulted from product sales of $57,016 and $41,045 for the years ended December 31, 2010 and 2009, respectively. This amount is expected to be repaid by December 31, 2011 in cash.

In addition, the Company has other receivables from Hubei Shou An in the amounts of $235,277 and $234,042 as of March 31, 2011 and December 31, 2010, respectively. This balance was for operating capital in Hubei Shou An and is expected to be repaid by December 31, 2011 in cash.

The Company has prepayments to Tianjin Tianxiao Fire Safety Equipment Co., Ltd., in which the Company has a 16.7% ownership interest. The prepayment to Tianjin Tianxiao Fire Safety Equipment Co., Ltd. was $2,097,462 and $1,603,123 as of March 31, 2011 and December 31, 2010. Total product purchases amounted to $325,970 and $1,407,126 for the three months ended March 31, 2011 and 2010, respectively.

Advance payments to Sureland India, in which the Company has a 5.0% ownership interest, were $243,639 and $450,170 as of March 31, 2011 and December 31, 2010, respectively. This balance was for the advance payment to Sureland India for the delivery of future services.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank or a customer with a AAA rating has guaranteed the payment of the receivable. These amount are non-interest bearing and are normally paid within three to six months. The Company has the ability to submit a request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company‘s notes receivable totaled $15,789,722 and $14,428,802 as of March 31, 2011 and December 31, 2010, respectively, of which $7,853,750 and $6,826,500 as of March 31, 2011 and December 31, 2010, respectively, are corporate notes receivable that are guaranteed by a customer with a AAA rating.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on system contracting projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them to start performing the services.  Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $7,416,480 and $10,281,292 as of March 31, 2011 and December 31, 2010, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $173,850 (RMB1,140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC.  The investment is recorded under the cost accounting method.

As of  March 31, 2011, the Company held an investment of $322,880 (RMB2,117,246) for a 16.7% interest in Tianjin Tianxiao Fire Safety Equipment Co., Ltd. as a non-controlling interest holder. The investment is recorded under the cost accounting method at fair value at the deconsolidation date.

In January 2010, the company invested $2,710 (INR125,000) for a 5% interest in Sureland India as a non-controlling interest holder. The investment is recorded under the cost accounting method.

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders, maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within nine months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy.  These advance payments are applied to the invoices when the Company bills the customer based on the progression of the projects. As of

March 31, 2011 and December 31, 2010, customer deposits amounted to $3,886,756 and $3,023,329, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of the balance sheet date for system contracting projects. Accrued liabilities also represent an accrued estimation of warranty expenses.  As of March 31, 2011 and December 31, 2010, accrued liabilities amounted to $20,123,301 and $19,737,906, respectively.

Note 10 - Income taxes

Local PRC Income Tax

Starting from January 1, 2008, all of the Company’s Chinese subsidiaries are subject to a 25% income tax rate according to the Income Tax Laws of the PRC. According to the PRC’s central government policy, certain new technologies and/or high technology companies will enjoy a preferential tax rate of 15%, instead of 25%. Beijing Hua An qualifies for the preferential tax treatment in the year 2009 and 2010. Sureland Industrial receives a 50% income tax reduction for three years beginning in January 2009, Sureland Equipment receives a 50% income tax reduction for three years beginning in January 2008, and Beijing Hua An receives a 50% income tax reduction for the years of 2009 and 2010 due to the fact that they are located in a specially designated region.

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

The Company’s subsidiaries are paying the following tax rate for the three months ended March 31, 2010:

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Shian Kexin	-%	25.0%
Zeetech	-%	40.0%
India Project Office	-%	40.0%
Shanyang Hongshida	-%	25.0%

The Company’s subsidiaries are paying the following tax rate for the three months ended March 31, 2011:
Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	-%	25.0%
Beijing Hua An	-%	25.0%
Shian Kexin	-%	25.0%
Zeetech	-%	40.0%
India Project Offices	-%	40.0%
Shanyang Hongshida	-%	25.0%

The provision for income taxes amounted to $973,225 and $1,002,874 for the three months ended March 31, 2011 and 2010, respectively.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate for the three months ended March 31:
	2011	2010
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(11.0)	(18.3)
Permanent Differences (China)(1)	2.4	1.4
Other item (2)	7.4	8.0
Effective income tax rates	23.8%	16.1%

(1) The 2.4% represents $529,402 of bad debt provisions and $150,286 of meals and entertainment expenses incurred by Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC for the three months ended March 31, 2011. These non-deductible expenses were offset by $258,791, which is a 50% additional deduction allowed in PRC for Research and Development expenses at Sureland Industrial. The 1.4% represents $620,724 of bad debt provisions and $148,350 of meals and entertainment expenses incurred by Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC for the three months ended March 31,

2010. These non-deductible expenses were offset by $198,448 which is a 50% additional deduction allowed by PRC for Research and Development expenses at Sureland Industrial.

(2)  The 7.4% and 8.0% represents $1,520,803 and $1,387,159 in expenses incurred by CFSG and CFPG that are not deductible in PRC for the three months ended March 31, 2011 and 2010, respectively.

The estimated tax savings as a result of PRC income tax exemption for the three months ended March 31, 2011 and 2010 amounted to $620,161 and $1,139,778, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 by $0.02 and $0.04, respectively.

China Fire & Security Group, Inc., the parent company, is incorporated in the United States and incurred net operating losses of $0 for income tax purposes for the three months ended March 31, 2011.  The estimated net operating loss carry forwards at March 31, 2011 for United States income taxes amounted to $1,079,324 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, from 2024 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the three months ended March 31, 2011 and 2010 was $0, respectively, and the accumulated valuation allowance as of March 31, 2011 amounted to $366,970. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $95.7 million as of March 31, 2011, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
VAT taxes payable	$7,387,464	$6,887,213
Income taxes payable	1,394,744	1,284,469
Sales taxes	1,369,103	1,120,446
Other taxes payable	127,014	124,701
Total	$10,278,325	$9,416,829

Note 11 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2011 and 2010. The contributions are charged to the consolidated income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $115,939 and $100,429 for the three months ended March 31, 2011 and 2010, respectively.

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

Because the surplus reserve fund already totals 50% of Sureland Industrial, Sureland Equipment, and Beijing Hua An’s registered capital, the Company did not reserve any surplus reserve fund at the end of

March 31, 2011 for these subsidiaries.  As of March 31, 2011, the remaining reserve required for Shian Kexin and Shenyang Hongshida to fulfill the 50% registered capital requirement totaled $838,750.

 Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the three months ended March 31, 2011 and 2010.

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

The total stock option compensation expense recognized for the three months ended March 31, 2011 and 2010 was $245,049 and $245,047, respectively. As of March 31, 2011, approximately $1.69 million of estimated expense related to un-vested stock-based awards has yet to be recognized and will be recognized over the employee’s remaining service period of approximately 1.73 years.

There were 1,765,607 options outstanding as of March 31, 2011.

    The Company has stock options as follows:
		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value

Outstanding, December 31, 2009	1,776,000	$4.45	$16,120,860
Granted
Forfeited
Exercised
Outstanding, March 31, 2010	1,776,000	$4.45	$15,126,300
Granted
Forfeited
Exercised	(10,393)	2.65
Outstanding, December 31, 2010	1,765,607	$4.46	$3,719,188
Granted
Forfeited
Exercised
Outstanding, March 31, 2011	1,765,607	$4.46	$3,012,917

Following is a summary of the status of options outstanding at March 31, 2011:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Price	Life	Options	Price	Life
742,229	$1.25	5.25	742,229	$1.25	5.25
6,000	$4.51	1.08	6,000	$4.51	1.08
20,000	$6.70	1.25	18,750	$6.70	1.25
997,378	$6.81	2.75	559,878	$6.81	2.75
1,765,607			1,326,857

Note 14 - Restricted stock issued to employees

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

The total restricted stock compensation expense recognized for the three months ended March 31, 2011 and 2010 was $790,625 and $790,626, respectively.

On December 1, 2010, 250,000 shares of the restricted stock are vested and issued to the employees and executive officers accordingly.

Note 15 - Commitments and Contingencies

Commitments

As described in Note 1, Shenyang Hongshida has a registered capital of $1,525,000, of which $915,000 has been invested as of March 31, 2011. The remaining $610,000 is scheduled to be injected within two years of June 1, 2009, the date of the Company’s by-laws.

Contingencies

As previously disclosed, on March 7, 2011, the Company issued a press release announcing that the Special Committee of its Board of Directors (the "Special Committee") had received a non-binding letter from a leading global private equity firm (the "PE"), pursuant to which the PE proposes to acquire all of the outstanding shares of common stock of the Company in cash at a price which represents a premium over the current stock price (the "Proposal").  The press release further announced that the Board cautioned the Company's shareholders and others considering trading in its securities that no decision has been made by the Special Committee with respect to the Company's response to the Proposal and that there can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.  For the full details of this press release, please see the Company’s Form 8-K, filed with the SEC on March 7, 2011.

In response to this announcement, on April 1, 2011, a purported class action lawsuit captioned Ira Brown v. China Fire & Security Group, Inc., et al., was filed in the Broward County Circuit Court of the State of Florida against the Company and its individual directors.  The complaint purports to allege breaches of fiduciary duties by the individual directors relating to the disclosure of information concerning the Proposal.  The complaint seeks compensatory damages and injunctive relief, including to enjoin any transactions related to the Proposal and any related going private transaction, and an award of attorneys’ and other fees and costs, in addition to other relief.  The Company believes the plaintiff’s allegations lack merit, and will contest them vigorously. However, based upon information that is presently available to it, the Company’s management does not believe this class action could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Some of the statements contained in this Form 10-Q are not historical facts and are forward-looking statements, which can be identified by the use of terminology such as estimates, projects, plans, believes, expects, anticipates, intends, or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events and conditions that may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation: our ability to attract and retain management to integrate and maintain technical information and management information systems; our ability to raise capital when needed and on acceptable terms and conditions; the intensity of competition; and general economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

General

The following discussion and analysis provides information which the management of China Fire & Security Group, Inc., (“we,” “our,” “us,” the “Company” or “CFSG”) believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report.

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

As of March 31, 2011, Sureland operates more than 20 sales and liaison offices in China. Sureland has been ranked as the leading Chinese industrial fire safety company and the largest contractor by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Its key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Its products have been used by its customers in more than 20 provinces throughout China.

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

Asset and liability accounts at March 31, 2011 were translated at 6.56 RMB to $1.00 and 45.25 INR to $1.00 as compared to 6.59 RMB to $1.00 and 45.45 INR to $1.00 at December 31, 2010  respectively.  Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statements accounts for the three months ended March 31, 2011 and 2010 were 6.58 RMB and 6.82 RMB respectively. The average translation rates of INR applied to income statements accounts for the three months ended March 31, 2011 and 2010 were 45.66 INR and 45.91 INR. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Results of Operations

Comparison of the There Months Ended March 31, 2011 and 2010:

	For the There Months Ended March 31, 2011
	2011		2010		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	14,619,364	69.6%	15,521,748	74.1%	-902,384	-5.8%
Products	5,189,266	24.7%	4,530,599	21.6%	658,667	14.5%
Maintenance Services	1,187,246	5.7%	891,379	4.3%	295,867	33.2%
Total Revenue	20,995,876	100.0%	20,943,726	100.0%	52,150	0.2%

Total revenues were approximately $21.0 million for the three months ended March 31, 2011 as compared to approximately $20.9 million for the three months ended March 31, 2010, an increase of $52,150 or 0.2%. This slight increase in our total revenue was primarily due to the increase in revenue from both products sales and maintenance services, offset by the decrease in revenue from system contracting projects during the period. The Company recognized revenues from 223 total solution, product sales and maintenance contracts for the three months ended March 31, 2011 as compared to 197 contracts for the three months ended March 31, 2010.

Revenues from our total solution system contracting projects decreased by $0.9 million to $14.6 million derived from 100 contracts for the three months ended March 31, 2011, compared to $15.5 million derived from 85 contracts for the three months ended March 31, 2010. This decrease in revenues from our system contracting projects was mainly attributable to slower progress in projects from the iron and steel industry during the period, which has experienced significant weakness during recent quarters. Revenues from product sales were $5.2 million with 58 contracts executed for the three months ended March 31, 2011, compared to $4.5 million with 61 contracts executed for the three months ended March 31, 2010. The increase in revenues from product sales was mainly due to the increase in value of product sales contracts executed both from the nuclear industry and the international market in India during the period. Revenues from maintenance services increased by 33.2% to $1.2 million derived from 65 contracts for the three months ended March 31, 2011, compared to $0.9 million derived from 51 contracts for the three months ended March 31, 2010. The increase in revenues from maintenance services was mainly attributable to the increase in the number of maintenance service contracts executed as a result of the expansion of our customer base during the period.

In particular, our three largest clients were Wuhan Iron and Steel Group, China Guangdong Nuclear Power group and Anshan Iron and Steel Group, which collectively contributed approximately $10.8 million of revenues, representing 51.6% of total revenues for the three months ended March 31, 2011.

Out of the system contracting revenue of $14.6 million for the three months ended March 31, 2011, the iron and steel industry contributed approximately $13.2 million or 90.5% of the revenue from system contracting projects, while traditional power generation contributed approximately $1.2 million or 7.9%. Petrochemical, nuclear and other verticals together represented the remaining $0.2 million or 1.5% of revenue.

For the three months ended March 31, 2011, the significant increase in reliance on one client for our operating results was due to the significant size of the total solution contract executed with Wuhan Iron and Steel. The value of this contract was approximately $92 million, compared to our historical average of $1 million for the iron and steel industry. Therefore, with the successful implementation of this project, for the three months ended March 31, 2011, Wuhan Iron and Steel contributed $9.4 million, the largest portion of our sales during the period. By  March 31, 2011, the $92 million contract with Wuhan Iron and Steel was 47.1% completed; as a result, we expect that a large portion of our revenue in future reporting periods will rely on the execution of this contract.

	For the There Months Ended March 31, 2011
	2011		2010		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	7,029,218	48.1%	7,311,285	47.1%	-282,067	-3.9%
Products	2,808,481	54.1%	1,454,067	32.1%	1,354,414	93.1%
Maintenance Services	859,523	72.4%	546,218	61.3%	313,305	57.4%
Total Cost of Revenues	10,697,222	50.9%	9,311,570	44.5%	1,385,652	14.9%

Gross Profit
System contracting projects	7,590,146	51.9%	8,210,463	52.9%	-620,317	-7.6%
Products	2,380,785	45.9%	3,076,532	67.9%	-695,747	-22.6%
Maintenance Services	327,723	27.6%	345,161	38.7%	-17,438	-5.1%
Total Gross Profit	10,298,654	49.1%	11,632,156	55.5%	-1,333,502	-11.5%

Cost of revenues for the three months ended March 31, 2011 was approximately $10.7 million, as compared to $9.3 million for the three months ended March 31, 2010, representing an increase of approximately $1.4 million or 14.9%. The increase in cost of revenues was mainly driven by the increase in material costs and subcontractor costs related to the execution of total solution, product sales and maintenance contracts during the period. Gross profit for the three months ended March 31, 2011 was approximately $10.3 million, as compared to $11.6 million for the three months ended March 31, 2010, a decrease of approximately $1.3 million or 11.5%. Gross margin for the three months ended March 31, 2011 was 49.1%, which is lower than the gross margin of 55.5% for the three months ended March 31, 2010. The decrease in overall gross margin was mainly due to the decrease in the gross margin of system contracting projects and the gross margin of product sales during the period.

Gross margin of system contracting projects was 51.9% for the three months ended March 31, 2011, compared to 52.9% for the three months ended March 31, 2010. The decrease in gross margin of system contracting projects was mainly attributable to the contract mix during the period, as the gross margin of system contracting projects represents the average value of the gross margins of different system contracting projects executed during the period. Since gross margins during each quarter are determined by the revenue-weighted average of gross margins which are comprised of the gross margins of different system contracting projects executed during the period, the decrease in  gross margins of system contracting projects were primarily due to the different contract mix during the three months ended March 31, 2011. In a given period, if more revenues are recognized from contracts with higher gross margins, this will result in a higher gross margin for the period. During the three months ended March 31, 2011, the iron and steel industry contributed 90.5 percent of the revenue from system contracting projects, which was lower than 98.4 percent in the three months ended March 31, 2010. The decrease in the percentage of revenue contribution from the iron and steel industry resulted in lower gross margins during the period. We attributed the decrease in the average project gross margins from the iron and steel industry during the three months ended March 31, 2011 due to the different contract mix during the period as the gross margin of individual iron and steel contracts during certain period is determined by various factors including the complexity of project itself, competition during the bidding process as well as the variation in the project’s gross margins due to the change from clients’ requirement. However, from the aspect of overall iron and steel contracts, the gross margins of iron and steel contracts were maintained at similar levels to those of last year. Furthermore, we did not observe any trends or factors which could negatively impact gross margins from the iron and steel industry in the long run.

The gross margin of product sales was 45.9% for the three months ended March 31, 2011, compared to 67.9% for the three months ended March 31, 2010. The decrease in the gross margin of product sales was mainly attributable to a lower percentage of self-manufactured proprietary products sold through our product sales contracts during the period, contributing to lower gross margin. Of the products sales in the three months ended March 31, 2011, the percentage of self-manufactured proprietary products decreased to 21.0%, compared to 41.3% in the three months ended March 31 2010. The main reason for the shift in sales from self-manufactured products to third-party manufactured products is the percentage of product sales from the nuclear industry and international market from India increased significantly to 51.9% in the three months ended March 31, 2011, compared to 20.6% for the same period of last year. Since product sales contracts from both the nuclear industry and international market from India typically use fewer self-manufactured proprietary products than  other industries, the higher sales contribution from the nuclear industry and international market in India resulted in a lower percentage of self-manufactured proprietary products during the period.

Gross margin of maintenance services was 27.6% for the three months ended March 31, 2011, compared to 38.7% for the three months ended March 31, 2010.  This decrease in the gross margin of maintenance services was primarily due to the increase in labor costs associated with the maintenance contracts during the period.

	For the Three Months Ended March 31, 2011
	2011		2010		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	2,356,402	11.2%	1,996,198	9.5%	360,204	18.0%
General Administrative	3,308,393	15.8%	2,940,077	14.0%	368,316	12.5%
Depreciation and Amortization	246,822	1.2%	200,106	1.0%	46,716	23.3%
R&D	517,582	2.5%	396,896	1.9%	120,686	30.4%
Total Operating Expenses	6,429,199	30.6%	5,533,277	26.4%	895,922	16.2%
Income From Operations	3,869,455	18.4%	6,098,879	29.1%	-2,229,424	-36.6%

Operating expenses were approximately $6.4 million for the three months ended March 31, 2011 as compared to approximately $5.5 million for the three months ended March 31, 2010, an increase of approximately $0.9 million or 16.2%.  This increase in operating expenses was mainly attributable to the increase in selling, general administrative and R&D expenses during the period.

Selling expenses were approximately $2.4 million for the three months ended March 31, 2011 as compared to approximately $2.0 million for the three months ended March 31, 2010, an increase of approximately $0.4 million or 18.0%. The increase in selling expenses was mainly attributable to the increase in the compensation to our sales team and the increase in the expense related to our warranty expenses during the period. General administrative expenses were approximately $3.3 million for the three months ended March 31, 2011, as compared to approximately $2.9 million for the three months ended March 31, 2010, an increase of approximately $0.4 million or 12.5%. The significant increase in general administrative expenses was mainly attributable to increases in the overall compensation to our employees during the period. Depreciation and amortization expenses were approximately $0.2 million for the three months ended March 31, 2011 as compared to approximately $0.2 million for the three months ended March 31, 2010, an increase of $46,716 or 23.3%. The increase in depreciation and amortization expenses was mainly due to the increase in plant and equipment related to business operations. R&D expenses were approximately $0.5 million for the three months ended March 31, 2011 as compared to approximately $0.4 million for the three months ended March 31, 2010, an increase of approximately $0.1 million or 30.4%. The increase in R&D expenses was mainly attributable to the variance in expenditures required in different new product development cycles.

Operating income was approximately $3.9 million for the three months ended March 31, 2011 as compared to approximately $6.1 million for the three months ended March 31, 2010, a decrease of approximately $2.2 million or 36.6%.  The decrease in operating income was mainly attributable to the   lower gross margin and higher operating expenses during this period. Total other income was approximately $0.2 million for the three months ended March 31, 2011 as compared to approximately $0.1 million for the three months ended March 31, 2010, an increase of $0.1 million or 78.7%.

Income before income tax was approximately $4.1 million for the three months ended March 31, 2011 as compared to approximately $6.2 million for the three months ended March 31, 2010, a decrease of $2.1 million or 34.3%.  The main reason for the decrease in income before income tax was mainly due to the decrease in gross margin and increase in operating expenses during the period. Provision for income tax was approximately $1.0 million for the three months ended March 31, 2011 with an effective tax rate of approximately 23.8%, as compared to a $1.0 million provision for income tax for the there months ended on March 31, 2010, a decrease of $0.03 million.  The slightly decrease in provision for income tax was mainly due to a decrease in income before income tax and offsetting by the increase of effective tax rate from 16.1% to 23.8% caused by the expiration of 50% tax deduction in two Chinese entities - Sureland Equipment and Beijing Hua’an during current  quarter compared with the same period in prior year.

Our net income was approximately $3.1 million for the three months ended March 31, 2011 as compared to approximately $5.2 million net income for the three months ended March 31, 2010, a decrease of $2.1 million or 40.5%. The reason for this decrease in net income was mainly due to the decrease in revenue and gross margin, and the increase in operating expenses during the period.

Currency translation adjustments resulting from RMB appreciation amounted to $0.7 million and $20,473 for the three months ended on March 31, 2011 and 2010, respectively.

Comprehensive income, which adds the currency adjustment to net income, was approximately $3.8 million for the three months ended March 31, 2011 as compared to approximately $5.2 million for the three months ended March 31, 2010, a decrease of $1.4 million or 27.4%.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $109.0 million, including cash and cash equivalents of $23.9 million. The following table sets forth a summary of our cash flow for the periods indicated:

Statements of Cash Flow

	For the Three months Ended March 31,
	2011	2010

Net cash used in operating activities	$(1,453,339)	$(7,149,007)
Net cash used in investing activities	(152,719)	(345,290)
Net cash used in financing activities	(2,805,996)	(2,321,317)
Effect of foreign currency translation	123,696	(23,908)
Net cash flow	$(4,288,358)	$(9,839,522)

Operating Activities

Comparison of the three months ended March 31, 2011 and 2010:

Net cash used in operating activities was approximately $1.5 million for the three months ended March 31, 2011 as compared to approximately $7.1 million used for the same period in 2010. The decrease in net cash provided by operating activities was mainly due to the slower cash payments collected from our customers during the weakness experienced in the iron and steel industry in recent quarters. Net cash used by operating activities in the three months ended March 31, 2011 was mainly due to net income of $3.1 million, a $1.0 million add-back of non cash stock based compensation, a $0.7 million add-back of other non cash expenses, a $2.9 million decrease in prepayments and deferred expenses, offset by a $1.3 million increase in notes receivable, $1.6 million increase in inventory, and an $6.7 million increase in costs and estimated earnings in excess of billing.

The increase of $6.7 million in costs and estimated earnings in excess of billings for the three months ended March 31, 2011 was mainly due to the increase in aggregate value of projects where we have recognized revenues more than we have billed our customers for these projects, while the decrease in billings in excess of costs and estimated earnings was mainly due to the decrease in the aggregate value of projects where we have billed our customers less than we have recognized revenues for these projects.

As of March 31, 2011, approximately 7.9% of accounts receivable related to revenue recognized for maintenance service contracts  were due from clients in China’s iron and steel industry. Most of these clients are leading, large-size State-Owned Enterprises (“SOEs”), and include Anshan Iron and Steel, Wuhan Iron and Steel and Capital Iron and Steel. Since China’s government is the majority shareholder of these companies, the creditworthiness of these companies is generally perceived to be much higher than that of private companies in the market. Moreover, we have not observed nor do we expect to observe any bankruptcies amongst these leading SOEs in the foreseeable future. Therefore, we believe that the accounts receivable for maintenance service contracts are highly collectible. Also, given that accounts receivable from such SOEs are highly collectible overall, it is customary in the interest of maintaining client relationships and securing recurring maintenance contracts not to aggressively enforce the collection of receivables.

During the past three months, we did not change or extend our standard contract payment terms. Primarily, fundamental weaknesses in the iron and steel industry resulted in the delay of customers’ payments related to the revenue recognized for maintenance service contracts beyond one-year. These delays also are a side effect of the industry practice to not aggressively enforce collection of SOE receivables in the interest of maintaining client relationships. These late payments were the result of our goodwill to maintain client relationships rather than the result of payment extensions.

According to our standard contract terms, the prerequisite that must be met in order to have the legal right to bill our customers for the amounts recognized as unbilled costs and earnings is the customer’s acceptance of the completion of different stages throughout the project. This is accomplished through the customer’s inspection process upon completion of certain stages of a project’s implementation including (but not limited to): the completion of a project’s design, the delivery of certain equipment to a project’s location, the completion of a certain stage of a project’s construction, the completion of a system adjustment and final acceptance by the customer and the fire safety department. For a standard system contracting project, there are multiple stages of construction, customer inspection and billing. These processes are on-going throughout the term of the contract, which can be for an extended period of time. In our operating history, we have never been unable to bill our customers or receive payments for the amounts recognized as unbilled costs and earnings as a result of the customer’s inspection process upon achieving a certain stage. Therefore, the collectability of the amounts recognized as unbilled costs and earnings is reasonably assured.

The main reason for the recent delays or prolonged customer inspection processes is the weakness in the iron and steel industry. These delays or prolonged inspection processes can slow the customers’ payments to their suppliers including our company. The recent delays in our customer’s inspection process did not relate to any performance issues raised by our customers. We have not experienced any inability to bill and/or experienced non-payment for a receivable and/or customer’s claim because of a contract dispute. In recent quarters, we have not made any material changes in the standard contract payment provisions as compared to prior periods. In the future, we will disclose any material contract changes to our standard contractual terms and also provide investors with an explanation of such changes, along with an explanation of any material impact such changes are having or may have on our operating results and liquidity.

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

However, there are a few mechanisms available to us to collect the receivables from the SOEs, including the following:

1) In order to improve the collection of our accounts receivable, during the third quarter of 2010 we formed a special accounts receivable collection team to enhance communication with our clients. Not only do we assign accounts receivable quotas to each individual sales person, we also hold a weekly accounts receivable team call to ensure full execution and effectiveness of our accounts receivable collection process.

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

Account Receivable Aging Analysis, as of March 31, 2011
	1-180 days	181-360 days	361-720 days	720-1080 days	over 1080 days	Total
Balance	$29,906,253	$5,907,309	$9,255,845	$4,254,783	$4,749,958	$54,074,147

As of March 31, 2011, the Company believes that 9.1 percent of accounts receivable would be collected in more than one year, based on our historical collection pattern.

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

As of March 31, 2011, the balance of CIEB was $47.6 million. There was a material portion of CIEB that was not yet billed in  March, 2011. The reason for the increase in CIEB in recent quarters is mainly due to the clients’ prolonged inspection and approval period for the project completion in their administrative process, as China’s iron and steel industry experienced industry-wide weakness during recent quarters. However, we believe that this industry-wide weakness is short-term. The ratio of CIEB relative to our total current will revert back to historical level when the iron and steel industry recovers.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2011 was $152,719 as compared to net cash used in investing activities of $345,290 in the same period of 2010. The cash used in investing activities in the three months ended March 31, 2011 was mainly attributable to the capital expenditure in the purchase of new equipment.

Financing Activities

Net cash used in financing activities in the three months ended March 31, 2011 totaled $2.8 million as compared to $2.3 million used in financing activities in the same period of 2010. The cash used in financing activities in the three months ended March 31, 2011 was mainly attributable to the increase in restricted cash during the period.

As a result of the total cash activities, net cash decreased $4.3 million from December 31, 2010. We believe that our currently available working capital of $109.0 million, including cash and cash equivalents of $23.9 million, is adequate to sustain our operations at our current level and our anticipated expansion.

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

Item 4. Controls and Procedures.

 (a)   Evaluation of Disclosure Controls. As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at March 31, 2011.

(b)   Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred in the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, see the section captioned “Contingencies” included in Note 15 — “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A. Risk Factors

We have no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010.

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

CHINA FIRE & SECURITY GROUP, INC.

Dated: May 16, 2011	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Tongzhou Qin
Tongzhou Qin
Chief Financial Officer
(Principal Financial Officer)