Form 10-Q
period 2011-06-30
CHINA FIRE & SECURITY GROUP, INC.
filed 2011-08-15
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐   No ☒

As of August 9, 2011, the registrant had 27,910,321 shares of common stock outstanding.

China Fire & Security Group, Inc.

Item 1. Financial Statements

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,590,698	$28,151,689
Restricted cash	2,403,134	1,935,979
Notes receivable	6,495,149	14,428,802
Accounts receivable, net of allowance for doubtful accounts of $9,089,754 and $8,153,727 as of June 30, 2011 and December 31, 2010, respectively	50,170,809	41,895,129
Receivables from and prepayments to related parties	1,990,609	2,448,066
Other receivables	1,144,832	792,386
Refundable bidding and system contracting project deposits	1,565,543	1,667,437
Inventories	10,133,095	6,713,448
Costs and estimated earnings in excess of billings	56,514,840	40,660,013
Employee advances	1,932,218	1,114,080
Prepayments and deferred expenses	7,611,051	10,281,292
Total current assets	170,551,978	150,088,321

PLANT AND EQUIPMENT, net	9,914,879	9,641,119

OTHER ASSETS:
Restricted cash - non current	11,022,878	7,533,407
Accounts receivable - retentions	3,769,341	2,790,492
Investment in joint ventures	506,606	496,834
Intangible assets, net	959,471	985,643
Total other assets	16,258,296	11,806,376

Total assets	$196,725,153	$171,535,816

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,505,354	$7,666,967
Customer deposits	2,186,599	3,023,329
Billings in excess of costs and estimated earnings	3,729,040	2,872,706
Other payables	1,985,374	838,413
Accrued liabilities	24,848,716	19,737,906
Taxes payable	11,649,099	9,416,829
Total current liabilities	54,904,182	43,556,150

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock, $0.001 par value, 65,000,000 shares authorized, 27,910,321 and 27,855,934 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	27,909	27,855
Additional paid-in-capital	26,988,583	24,771,143
Subscriptions receivable	-	(27,570)
Statutory reserves	7,147,795	7,147,795
Retained earnings	93,649,728	84,703,984
Accumulated other comprehensive income	13,957,271	11,349,619
Total shareholders' equity	141,771,286	127,972,826
Noncontrolling interest	49,685	6,840
Total equity	141,820,971	127,979,666

Total liabilities and equity	$196,725,153	$171,535,816

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
System contracting projects	$23,303,293	$18,267,248	$37,922,657	$33,788,996
Products	5,032,992	3,556,422	10,222,258	8,087,021
Maintenance services	1,022,795	1,009,761	2,210,041	1,901,140
Total revenues	29,359,080	22,833,431	50,354,956	43,777,157

COST OF REVENUES
System contracting projects	12,780,057	7,876,558	19,809,275	15,187,843
Products	2,885,347	1,856,133	5,693,828	3,310,200
Maintenance services	748,950	705,688	1,608,473	1,251,906
Total cost of revenues	16,414,354	10,438,379	27,111,576	19,749,949

GROSS PROFIT	12,944,726	12,395,052	23,243,380	24,027,208

OPERATING EXPENSES
Selling and marketing	2,370,788	2,209,162	4,727,190	4,205,360
General and administrative	2,689,261	2,618,664	5,997,654	5,558,741
Depreciation and amortization	266,661	202,055	513,483	402,161
Research and development	431,270	399,701	948,852	796,597
Total operating expenses	5,757,980	5,429,582	12,187,179	10,962,859

INCOME FROM OPERATIONS	7,186,746	6,965,470	11,056,201	13,064,349

OTHER INCOME (EXPENSES)
Other income, net	44,204	302,269	148,856	337,532
Interest income (bank fee), net	(38,680)	99,548	69,422	183,348
Total other income, net	5,524	401,817	218,278	520,880

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLING INTEREST	7,192,270	7,367,287	11,274,479	13,585,229

PROVISION FOR INCOME TAXES	1,343,877	1,051,259	2,317,102	2,054,133

NET INCOME BEFORE NONCONTROLLING INTEREST	5,848,393	6,316,028	8,957,377	11,531,096

Less: Net income (loss) attributable to noncontrolling interest	27,039	(17,632)	11,633	(49,789)

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	5,821,354	6,333,660	8,945,744	11,580,885

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,937,089	487,746	2,608,484	467,273
Comprehensive (income) loss attributable to noncontrolling interest	(727)	74	(832)	74

COMPREHENSIVE INCOME	$7,757,716	$6,821,480	$11,553,396	$12,048,232

BASIC EARNINGS PER SHARE
Weighted average number of shares	27,872,635	27,595,541	27,864,238	27,595,541
Earnings per share	$0.21	$0.23	$0.32	$0.42

DILUTED EARNINGS PER SHARE
Weighted average number of shares	29,301,176	28,405,959	29,217,485	28,402,599
Earnings per share	$0.20	$0.22	$0.31	$0.41

The accompanying notes are an integral part of these consolidated statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Retained Earnings		Accumulated other
	Common Stock		Additional	Subscriptions	Statutory		comprehensive	Noncontrolling
	Shares	Par value	paid-in-capital	receivable	reserves	Unrestricted	income	interest	Totals
BALANCE, December 31, 2009	27,595,541	$27,595	$20,601,138	$-	$7,147,795	$69,266,049	$7,324,237	$32,742	$104,399,556
									-
Capital received from non-controlling interest								58,920	58,920
Net income (loss)						11,580,885		(49,789)	11,531,096
Options issued to employees			490,097						490,097
Stock based compensation for services			1,581,250						1,581,250
Foreign currency translation adjustment							467,347	(74)	467,273

BALANCE, June 30, 2010, (Unaudited)	27,595,541	27,595	22,672,485	-	7,147,795	80,846,934	7,791,584	41,799	118,528,192

Capital received from non-controlling interest								(480)	(480)
Options exercised	10,393	10	27,560	(27,570)					-
Restricted shares issued	250,000	250	(250)						-
Net income (loss)						3,857,050		(35,539)	3,821,511
Options issued to employees			490,098						490,098
Stock based compensation for services			1,581,250						1,581,250
Foreign currency translation adjustment							3,558,035	1,060	3,559,095

BALANCE, December 31, 2010	27,855,934	27,855	24,771,143	(27,570)	7,147,795	84,703,984	11,349,619	6,840	127,979,666

Capital received from non-controlling interest								30,380	30,380
Net income						8,945,744		11,633	8,957,377
Options issued to employees			490,098						490,098
Stock based compensation for services			1,581,250						1,581,250
Options excercised	54,387	54	146,092						146,146
Subscriptions receivable contributed				27,570					27,570
Foreign currency translation adjustment							2,607,652	832	2,608,484

BALANCE, June 30, 2011, (Unaudited)	27,910,321	$27,909	$26,988,583	$-	$7,147,795	$93,649,728	$13,957,271	$49,685	$141,820,971

The accompanying notes are an integral part of these financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$8,945,744	$11,580,885
Net income (loss) attributable to noncontrolling interest	11,633	(49,789)
Consolidated net income	8,957,377	11,531,096
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	507,025	394,351
Amortization	37,951	37,646
Provision for doubtful accounts	930,826	704,645
Recovery of doubtful allowance	(165,061)	-
Gain on disposal of equipment	-	(485)
Option issued to employees	490,098	490,097
Stock based compensation for services	1,581,250	1,581,250
Provision for estimated warranty claims	86,976	-
Change in operating assets and liabilities
Notes receivable	8,123,364	1,449,019
Accounts receivable	(9,049,110)	(3,391,203)
Receivable from and prepayments to related parties	490,063	(816,955)
Other receivables	(334,623)	(296,747)
Refundable bidding and system contracting project deposits	133,300	235,653
Inventories	(3,252,656)	(146,087)
Costs and estimated earnings in excess of billings	(14,875,858)	(18,512,944)
Employee advances	(786,843)	(447,637)
Prepayments and deferred expenses	2,816,285	(255,015)
Accounts payable	2,656,957	2,050,026
Accounts payable-related party	-	(272,994)
Customer deposits	(880,564)	283,929
Billings in excess of costs and estimated earnings	790,220	52,268
Other payables	1,117,307	137,125
Accrued liabilities	4,584,154	1,735,497
Taxes payable	2,025,680	(853,848)
Net cash provided by (used in) operating activities	5,984,118	(4,311,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(589,248)	(642,178)
Proceeds from sale of equipment	-	14,376
Payments for long term investments	-	(4,648)
Net cash used in investing activities	(589,248)	(632,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(3,735,967)	(2,418,374)
Capital contributed by noncontrolling interest shareholder	30,380	60,891
Proceeds from stock option exercising	146,146	-
Proceeds from subscription receivable	27,570	-
Net cash used in financing activities	(3,531,871)	(2,357,483)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	576,010	98,255

INCREASE (DECREASE) IN CASH	2,439,009	(7,202,991)

CASH and CASH EQUIVALENTS, beginning of periods	28,151,689	34,976,880

CASH and CASH EQUIVALENTS, end of periods	$30,590,698	$27,773,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,943,530	$3,422,925
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA FIRE & SECURITY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
Note 1 - Background

Principal activities and reorganization

China Fire & Security Group, Inc.  (the “Company” or “CFSG”), is a Florida corporation. The Company, through its subsidiaries, is engaged in the design, development, manufacture and sale of fire protection products and services for industrial customers in the People’s Republic of China (“PRC”) and India.

Recent developments

Investment of 5% interest in Sureland Fire & Security India Private Ltd (“Sureland India”)

Sureland India was incorporated in New Delhi, India with registered capital of $51,398 (INR2,500,000). Sureland India engages in project design, consulting and construction services for the fire protection industry in India. In January 2010, Sureland India received approval from the Indian government to accept foreign investment of 5% equity from the Company’s wholly-owned subsidiary China Fire Protection Group, Inc. (“CFPG”). CFPG completed the payment of $2,710 (INR125,000) in January 2010. After the transaction, the Company became a minority interest holder of Sureland India and the investment was recorded under the cost accounting method. The Company made advance payments for future services to Sureland India of $469,721 and $450,169 as of June 30, 2011 and December 31, 2010, respectively.

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

Restructuring of Sureland Industrial

During the first quarter of 2010, CFPG entered into an agreement with Zeetech, our 100% controlled subsidiary, to transfer CFPG’s entire interest (75%) in Sureland Industrial to Zeetech. On March 12, 2010, the restructuring transaction was approved by the Chinese Ministry of Commerce. During the fourth quarter of 2010, CFPG entered into an agreement with Zeetech, pursuant to which Zeetech’s entire interest (75%) in Sureland Industrial Fire Safety Limited (“Sureland Industrial”) shall revert back to CFPG. On December 9, 2010, the reverse transaction was approved by the Chinese Ministry of Commence. Subsequent to the transaction, CFSG still holds 100% of the interests in Sureland Industrial through its subsidiaries.

Formation of Shenyang Hongshida Electronics Co., Ltd (“Shenyang Hongshida”)

Shenyang Hongshida was incorporated in Shenyang, Liaoning Province, China with registered capital of $1,547,000 (RMB10,000,000). Pursuant to Shengyang Hongshida’s by-laws dated June 1, 2009, the registered capital is required to be injected over the subsequent two years. Shenyang Hongshida is 80% owned by our wholly-owned subsidiary, Beijing Hua An, with a 20% noncontrolling interest owned by an unrelated party. Shenyang Hongshida, which is in the pre-operating stage, will engage in the production and sale of fire equipment, electronic products, instrumentation, and computer parts and provision of technical advisory services. Shenyang Hongshida will focus on the low- to middle-end segment of the fire products market. As of June 30, 2011, $928,200 (RMB 6,000,000) of the registered capital of Shenyang Hongshida has been received, including $154,700 (RMB 1,000,000) in February 2011, of which $30,940 (RMB 200,000) was received from the non-controlling interest investor.

Agreement and Plan of Merger

On May 20, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amber Parent Limited (“Parent”), an exempted company incorporated in the Cayman Islands and an affiliate of Bain Capital Asia Fund, L.P. (the “Guarantor”) and Bain Capital Fund X, L.P. (together with the Guarantor, the “Sponsors”), and Amber Mergerco, Inc. (“Merger Sub”), a Florida corporation and a wholly owned subsidiary of Parent, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. The consummation of the Merger is subject to certain conditions including the approval of the shareholders of China Fire & Security Group, Inc. at a special meeting that will take place on September 22, 2011.

The Merger

Pursuant to the Merger Agreement, at the effective time of the Merger, each share of the Company’s common stock (collectively, the “Company Shares”) issued and outstanding immediately prior to the effective time (other than shares owned by (i) the Company, any subsidiary of the Company, Parent or Merger Sub, including shares to be contributed to Parent or Merger Sub by certain special purpose companies (collectively, the “Rollover Investors”) related to Mr. Weigang Li, the Chairman of the Board, Mr. Brian Lin, the Chief Executive Officer of the Company, and Mr. Weishe Zhang, the Vice President of Strategic Planning of the Company, pursuant to the Rollover Agreement (as defined below) immediately prior to the effective time of the Merger, and (ii) shareholders who have properly exercised and perfected appraisal rights under Florida law) will be converted automatically into the right to receive $9.00 in cash (the “Per Share Merger Consideration”), without interest.

Equity and Debt Financing

The Sponsors have committed, at or prior to the closing of the Merger, to contribute to Parent, and to cause Parent to contribute to Merger Sub upon Parent’s receipt of, an equity investment in an amount up to approximately $160.7 million upon the terms and subject to the conditions set forth in the equity commitment letter issued by the Sponsors in connection with the Merger (the “Equity Commitment Letter”). The Guarantor has provided the Company with a limited guarantee (the “Limited Guarantee”) in favor of the Company guaranteeing the payment of certain monetary obligations that may be owed by Parent or Merger Sub pursuant to the Merger Agreement up to a capped amount, including any reverse termination fee that may become payable by Parent.

To consummate the Merger, Merger Sub has also obtained debt financing commitments from Bank of America, N.A, The Hong Kong and Shanghai Banking Corporation Limited and Citigroup Global Markets Asia Limited (collectively, the “Lenders”), who have committed to provide a $60,000,000 term loan facility and a $20,000,000 revolving credit facility (the “Debt Financing”), upon the terms and subject to the conditions set forth in a debt commitment letter (the “Debt Commitment Letter”). The obligation of the Lenders to provide the Debt Financing under the Debt Commitment Letter is subject to a number of conditions, including without limitation, that the aggregate amount of the term loan facility does not (a) exceed US$60,000,000 or (b) result in the pro forma leverage ratio of the Company and its subsidiaries exceeding 3.00:1

Closing Conditions

Consummation of the Merger is subject to a number of conditions, including, among others: (i) the approval of the Merger Agreement by an affirmative vote of holders of at least 75% of the outstanding Company Shares and an affirmative vote of holders of more than 50% of the outstanding Company Shares (excluding any Company Shares held or beneficially owned by the Rollover Investors, the Voting Shareholders (as defined below) and any holders of Company Shares who have entered into voting agreements or other shareholder support agreements with Parent, Merger Sub or their affiliates following the execution of the Merger Agreement) (the “Shareholder Approval”) and (ii) the issuance of a decision by the Anti-Monopoly Bureau of the Ministry of Commerce under the Anti-Monopoly Law of the People’s Republic of China approving the Merger.

Furthermore, neither Parent nor Merger Sub is required to consummate the Merger until the business day immediately following the last day of the Debt Financing Period as defined in the Merger Agreement.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of China Fire & Security Group, Inc. and its subsidiaries reflect the activities of the CFSG and the following subsidiaries:

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

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company as follows:

1.
Revenues from system contracting projects are recognized using the percentage-of-completion method of accounting, and therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that costs expended to date bear to anticipated final total costs, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Adjustments to the original estimates of the total contract revenue, total contract costs, or the extent of progress toward completion are often required as work progresses. Such changes and refinements in estimation are reflected in reported results of operations as they occur; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. See note 11 for details.

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

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue is presented net of a value-added tax (“VAT”). The majority of the Company’s products that are sold in the People’s Republic of China (“PRC”) are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

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

Asset and liability accounts at June 30, 2011 were translated at 6.46 RMB to $1.00 and 45.45 INR to $1.00 as compared with 6.59 RMB to $1.00 and 45.45 INR to $1.00 at December 31, 2010, respectively. Equity accounts were stated at their historical rate. The average translation rates of RMB applied to income statement accounts for the three months ended June 30, 2011 and 2010 were 6.50 RMB, to $1.00 and 6.83 RMB to $1.00, respectively. The average translation rate of INR applied to income statement accounts for the three months ended June 30, 2011 and 2010 were 45.05 INR to $1.00 and 45.66 INR to $1.00, respectively. The average translation rates of RMB applied to income statement accounts for the six months ended June 30, 2011 and 2010 were 6.54 RMB, to $1.00 and 6.82 RMB to $1.00, respectively. The average translation rate of INR applied to income statement accounts for the six months ended June 30, 2011 and 2010 were 45.45 INR to $1.00 and 45.72 INR to $1.00, respectively Cash flows are also translated at average translation rates for the periods; therefore, amounts reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Historically, the Company has not entered into any currency trading or hedging transactions, although there is no assurance that the Company will not enter into such transactions in the future.

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC, Hong Kong and India. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. The balances maintained in India are deposited in the branch of DBS Bank (Singapore) Limited, which are fully insured by the Government of Singapore as of June 30, 2011. As of June 30, 2011 and December 31, 2010, the Company had deposits (including restricted cash balances) totaling $43,990,124 and $37,596,887, respectively, that are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company’s operations are mainly carried out in the PRC. The revenue recognized from operations in India was $1,287,556 and $2,595,163, 4% and 5% of total revenue, for the three and six months ended June 30, 2011, respectively. Accordingly, the Company’s business, financial condition and results of operations may be influenced primarily by the political, economic and legal environments in the PRC and India, and by the general state of the two countries’ economies. The Company’s operations in the PRC and India are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and methods of taxation, among other things.

 The Company has two major customers who represented approximately 36% and 40% of the Company’s revenues for the three months and six months ended June 30, 2011, respectively. Accounts receivable from these two customers were $3,088,724 as of June 30, 2011. The Company has one major customer who represented approximately 33% and 47% of the Company’s sales for the three and six months ended June 30, 2010, respectively. Accounts receivable from this customer were $2,263,058 as of June 30, 2010.

For the three and six months ended June 30, 2011, one supplier accounted for approximately 23% and 18% of the Company’s purchases, respectively. This supplier represented 0% of the Company’s total accounts payable as of June 30, 2011. For the three months ended June 30, 2010, one supplier accounted for approximately 18% of the company’s purchases, the supplier represented 0% of the company’s total accounts payable as of June 30, 2010. For the six months ended June 30, 2010, two suppliers accounted for approximately 45% of the Company’s purchases. These suppliers represented 7% of the Company’s total accounts payable as of June 30, 2010.

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

Restricted cash consists of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Restricted cash
Product sales	$10,397,783	$4,803,276
System contracting projects	3,028,229	4,666,110
Total restricted cash	13,426,012	9,469,386
Restricted cash - non current	(11,022,878)	(7,533,407)
Restricted cash - current	$2,403,134	$1,935,979

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method.

Inventories consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$403,139	$192,978
Finished goods	8,795,042	5,054,289
Work in progress	934,914	1,466,181
Total	$10,133,095	$6,713,448

Raw materials consist primarily of materials used in production. Finished goods consist primarily of equipment used in product sales and system contracting projects. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence. As of June 30, 2011 and December 31, 2010, the Company determined no reserves were necessary.

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

Accounts receivable consist of the following:
	June 30, 2011	December 31, 2010
	(Unaudited)
Accounts receivable:
System contracting projects	$37,162,855	$31,930,814
Maintenance services	4,304,366	3,817,251
Product sales	21,562,683	17,091,283
Total accounts receivable	63,029,904	52,839,348
Allowance for bad debts	(9,089,754)	(8,153,727)
Accounts receivable, net	53,940,150	44,685,621
Accounts receivable - non-current retentions	(3,769,341)	(2,790,492)
Accounts receivable - current	$50,170,809	$41,895,129

The activity in the allowance for doubtful accounts for trade accounts receivable for the six months ended June 30, 2011 and year ended December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
Beginning allowance for doubtful accounts	$8,153,727	$6,539,787
Additions charged to bad debt expense	930,826	1,894,361
Recovery of doubtful allowance	(165,061)	(540,913)
Foreign currency translation adjustment	170,262	260,492
Ending allowance for doubtful accounts	$9,089,754	$8,153,727

Retentions held by customers included in the Company’s accounts receivable are as follows:
	June 30, 2011	December 31, 2010
	(Unaudited)
Retentions
Current	$5,146,630	$6,130,574
Non-current	3,769,341	2,790,492
Total retentions	$8,915,971	$8,921,066

These balances represent portions of billings made by the Company but held for payment by the customer, pending satisfactory completion of the project. Retention payments are generally collected within one year of the completion of the project.

As of June 30, 2011, the Company believes that 11.6% of accounts receivable will be collected in more than one year, based on our historical collection pattern.

Costs and estimated earnings in excess of billings

The current asset “Costs and estimated earnings in excess of billings” on contracts, represents revenues recognized in excess of amounts billed.

Costs and estimated earnings in excess of billings consist of the following:
	June 30, 2011	December 31, 2010
	(Unaudited)
Contract costs incurred plus recognized profits less recognized losses to date	$163,619,786	$130,434,619
Less: progress billings	(107,104,946)	(89,774,606)
Costs and estimated earnings in excess of billings	$56,514,840	$40,660,013

The Company believes that some portion of costs and estimated earnings in excess of billings would be collected in more than one year, based on our historical billing and collection pattern. Currently, we are actively evaluating all the possible estimation methods in order to best estimate the amount to be collected in more than one year.

Billings in excess of costs and estimated earnings

The current liability “Billings in excess of costs and estimated earnings” on contracts, represents billings in excess of revenues recognized.

Billings in excess of costs and estimated earnings consists of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Progress billings	$17,643,032	$16,126,195
Less: contract costs incurred plus recognized profits less recognized losses to date	(13,913,992)	(13,253,489)
Billings in excess of costs and estimated earnings	$3,729,040	$2,872,706

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 5% residual value. Depreciation expense amounted to $262,675 and $197,730 for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense amounted to $507,025 and $394,351 for the six months ended June 30, 2011 and 2010, respectively.

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

Plant and equipment consists of the following:
	June 30, 2011	December 31, 2010
	(Unaudited)
Buildings and improvements	$7,402,008	$7,258,465
Transportation equipment	4,526,128	3,963,302
Machinery	935,707	901,655
Office equipment	1,159,330	1,083,512
Furniture	132,089	126,032
Total depreciable assets	14,155,262	13,332,966
Less accumulated depreciation	(4,580,157)	(3,988,332)
Construction in progress	339,774	296,485
Plant and equipment, net	$9,914,879	$9,641,119

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

Intangible assets consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Land use rights	$770,789	$770,789
Technology rights	608,745	608,745
Accumulated amortization	(420,063)	(393,891)
Balance	$959,471	$985,643

Amortization expense amounted to $18,998 and $18,824 for the three months ended June 30, 2011, and 2010, respectively, and $37,951 and $37,646 for the six months ended June 30, 2011 and 2010, respectively.

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

Our impairment evaluation of identifiable intangible assets and property and equipment includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, the Company records an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. The Company determines fair value based on either market quotes, if available, or discounted cash flows using a discount rate commensurate with the risk inherent in our current business model for the specific asset being valued. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, the Company determines that our amortizable intangible assets or other long-lived assets have been impaired, the Company will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material negative effect on our results of operations. As of June 30, 2011, the Company expects these assets to be fully recoverable.

Backlog

System Contracting Projects

The following schedule shows a reconciliation of backlog representing the amount of revenue the company expects to realize from work to be performed on uncompleted contracts in progress at June 30, 2011, and from contractual agreements on which work has not yet begun.

Backlog at December 31, 2010	$106,990,673
Less: Bids awarded and pending execution of contracts as of December 31, 2010	(32,450,706)
Contract revenue on uncompleted contracts at December 31, 2010	$74,539,967
Contract adjustments (change orders)	(631,597)
Contracts newly started in 2011	39,415,645
Bids awarded and pending execution of contracts as of June 30, 2011	29,069,581
Less: Contract revenue earned for the six months ended June 30, 2011 excluded the effect of miscellaneous sales tax of $963,475	(38,886,132)
Effect of exchange rate changes	781,212
Backlog at June 30, 2011	$104,288,676

In addition, the Company entered into additional system contracting project contracts with revenues of $5,223,407 between July 1, 2011 and August 15, 2011.

Products

As of June 30, 2011, the backlog of unshipped and uninspected orders was $54,236,619. In addition, the Company entered into additional product sales contracts with revenues of $45,342 between July 1, 2011 and August 15, 2011.

Maintenance Service

As of June 30, 2011, the future revenue under existing service agreements amounted to $1,713,158.

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

Warranty

Generally, the Company’s products are not covered by specific warranty terms. However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge to the customer. The Company maintains a provision for potential warranty costs on these products for one year. This provision represents management’s assessment of the Company’s history of warranty costs while incorporating estimates by the quality review staff of the potential product failure rates. The Company records a warranty obligation in selling expense at the time revenue is recognized. For the three months ended June 30, 2011 and 2010, the company accrued $54,097 and $0, respectively, warranty expense. For the six months ended June 30, 2011 and 2010, the company accrued $86,976 and $0, respectively, warranty expense. As of June 30, 2011 and December 31, 2010, the Company recorded $490,203 and $383,744, respectively, as a provision for estimated warranty claims, which is included in the caption of accrued liabilities on the consolidated balance sheet.

Fair value of financial instruments

ASC 825-10-50, “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures for those instruments. ASC 820-10, “Fair Value Measurements,” defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follow:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

-	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Investments in joint ventures are also a financial instrument. The Company invested $176,358 (RMB 1,140,000) in Hubei Shou An Changjiang Fire Protection Co., Ltd for a 19% equity interest, invested $327,538 (RMB 2,117,246) in Tianxiao Fire Safety Equipment Co., Ltd. for 16.7% equity interest and $2,710 (INR 125,000) in Sureland India for a 5% equity interest. Total investments as of June 30, 2011 amounted to $506,606. There is no quoted or observable market price for the fair value of similar long term investments in joint ventures. The Company believes that the cost of the capital contributed to these joint ventures is a reasonable approximation of their fair values.

The Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820-10.

Income taxes

The Company reports income taxes pursuant to ASC 740, “Accounting for Income Taxes” and ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”). ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Deferred tax assets amounted to $100,246 and $85,678 as of June 30, 2011 and December 31, 2010, respectively, and are included in prepayment and deferred expenses in the accompanying consolidated balance sheets.

Under ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2011 and 2010.

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

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted as of the balance sheet date.

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

VAT on sales and VAT on purchases amounted to $3,142,544and $2,083,117 for the three months ended June 30, 2011 and $1,689,478 and $1,277,422 for the three months ended June 30, 2010, respectively. VAT on sales and VAT on purchases amounted to $4,858,863 and $3,031,698 for the six months ended June 30, 2011 and $3,157,369 and $2,121,581 for the six months ended June 30, 2010, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

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

Recently issued accounting pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarify when a modification or restructuring of a receivable constitutes a troubled debt restructuring. In evaluating whether such a modification or restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the modification or restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for our interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this newly issued guidance did not have material impact on our consolidated financial statements.

In May 2011, FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs No. 2011-0, which provides additional guidance for fair value measurements. These updates to the ASC or Codification include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity and disclosures regarding the sensitivity of Level 3 measurements to changes in valuation model inputs. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. We do not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. We do not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended June 30:

	2011 (Unaudited)	2010 (Unaudited)
Net income for earnings per share	$5,821,354	$6,333,660

Weighted average shares used in basic computation	27,872,635	27,595,541
Dilutive effect of stock options and restricted stock	1,428,541	810,418
Weighted average shares used in diluted computation	29,301,176	28,405,959

Earnings per share:
Basic	$0.21	$0.23
Diluted	$0.20	$0.22

As of June 30, 2011 and 2010, all outstanding stock options and restricted stocks were included in the calculation of three months diluted earnings per share.

The following is a reconciliation of the basic and diluted earnings per share computation for the six months ended June 30:

	2011 (Unaudited)	2010 (Unaudited)
Net income for earnings per share	$8,945,744	$11,580,885

Weighted average shares used in basic computation	27,864,238	27,595,541
Dilutive effect of stock options and restricted stock	1,353,247	807,058
Weighted average shares used in diluted computation	29,217,485	28,402,599

Earnings per share:
Basic	$0.32	$0.42
Diluted	$0.31	$0.41

As of June 30, 2011, 983,320 shares of options were excluded in the calculation of six months diluted earnings per share due to their anti-diluted effect. All other outstanding stock options and restricted stocks were included in the calculation of diluted earnings per share because of their dilutive nature. As of June 30, 2010, all outstanding stock options and restricted stocks were included in the calculation of six months diluted earnings per share.

Note 4 - Related party transactions

The Company has receivables from Hubei Shou An Changjiang Fire Protection Co., Ltd. (“Hubei Shou An”), in which the Company has a 19% ownership interest. The accounts receivable due from Hubei Shou An was $116,394 and $160,731 as of June 30, 2011 and December 31, 2010, respectively, which resulted from product sales in the years ended December 31, 2010 and 2009, respectively. This amount is expected to be repaid in cash by December 31, 2011.

In addition, the Company has other receivables from Hubei Shou An in the amounts of $267,544 and $234,042 as of June 30, 2011 and December 31, 2010, respectively. This balance was for operating capital in Hubei Shou An and is expected to be repaid in cash by December 31, 2011.

The Company has prepayments to Tianjin Tianxiao Fire Safety Equipment Co., Ltd., in which the Company has a 16.7% ownership interest. The prepayment to Tianjin Tianxiao Fire Safety Equipment Co., Ltd. was $1,136,950 and $1,603,123 as of June 30, 2011 and December 31, 2010. Total product purchases amounted to $2,076,095 and $923,048 for the three months ended June 30, 2011 and 2010, respectively. Total product purchases amounted to $2,402,065 and $2,330,174 for the six months ended June 30, 2011 and 2010, respectively.

Advance payments to Sureland India, in which the Company has a 5.0% ownership interest, were $469,721 and $450,170 as of June 30, 2011 and December 31, 2010, respectively. This balance was for the advance payment to Sureland India for the delivery of future services.

Note 5 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank or a customer with a AAA rating has guaranteed the payment of the receivable. These amount are non-interest bearing and are normally paid within three to six months. The Company has the ability to submit a request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company’s notes receivable totaled $6,495,149 and $14,428,802 as of June 30, 2011 and December 31, 2010, respectively, of which $1,779,050 and $6,826,500 as of June 30, 2011 and December 31, 2010, respectively, are corporate notes receivable that are guaranteed by a customer with a AAA rating.

Note 6 - Prepayments and deferred expenses

Prepayments and deferred expenses are monies deposited with or advanced to subcontractors to perform services on system contracting projects. Some subcontractors require a certain amount of money to be deposited as a guarantee payment in order for them to start performing services. Prepayments and deferred expenses also include monies deposited or advanced to vendors on future inventory purchases to ensure timely delivery. The total outstanding amount was $7,611,051 and $10,281,292 as of June 30, 2011 and December 31, 2010, respectively.

Note 7 - Investment in joint ventures

During the second quarter of 2007, the Company invested $176,358 (RMB1,140,000) for a 19% interest in Hubei Shou An Changjiang Fire Protection Co., Ltd., located in China Hubei, PRC. The investment is recorded under the cost accounting method.

As of June 30, 2011, the Company held an investment of $327,538 (RMB2,117,246) for a 16.7% interest in Tianjin Tianxiao Fire Safety Equipment Co., Ltd. as a non-controlling interest holder. The investment is recorded under the cost accounting method at fair value at the deconsolidation date.

In January 2010, the company invested $2,710 (INR125,000) for a 5% interest in Sureland India as a non-controlling interest holder. The investment is recorded under the cost accounting method.

Note 8 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders, maintenance services deposits and system contracting projects deposits. The product or service normally is shipped or performed within nine months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. These advance payments are applied to the invoices when the Company bills the customer based on the progression of the projects. As of June 30, 2011 and December 31, 2010, customer deposits amounted to $2,186,599 and $3,023,329, respectively.

Note 9 - Accrued liabilities

Accrued liabilities represent subcontractors’ expenses incurred as of the balance sheet date for system contracting projects. Accrued liabilities also represent an accrued estimation of warranty expenses. As of June 30, 2011 and December 31, 2010, accrued liabilities amounted to $24,848,716 and $19,737,906, respectively.

Note 10 - Income taxes

Local PRC Income Tax

Starting from January 1, 2008, all of the Company’s Chinese subsidiaries are subject to a 25% income tax rate according to the Income Tax Laws of the PRC. According to the PRC’s central government policy, certain new technologies and/or high technology companies will enjoy a preferential tax rate of 15%, instead of 25%. Beijing Hua An qualified for the preferential tax treatment in the year 2009 and 2010. Sureland Industrial receives a 50% income tax reduction for three years beginning in January 2009, Sureland Equipment receives a 50% income tax reduction for three years beginning in January 2008, and Beijing Hua An received a 50% income tax reduction for the years of 2009 and 2010 due to the fact that they are located in a specially designated region.

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

The Company’s subsidiaries are paying the following tax rate for the three and six months ended June 30, 2010:

Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	12.5%	12.5%
Beijing Hua An	17.5%	7.5%
Shian Kexin	-%	25.0%
Zeetech	-%	40.0%
India Project Office	-%	40.0%
Shanyang Hongshida	-%	25.0%

The Company’s subsidiaries are paying the following tax rate for the three and six months ended June 30, 2011:
Subsidiaries	Income tax exemption	Effective income tax rate
Sureland Industrial	12.5%	12.5%
Sureland Equipment	-%	25.0%
Beijing Hua An	-%	25.0%
Shian Kexin	-%	25.0%
Zeetech	-%	40.0%
India Project Offices	-%	40.0%
Shanyang Hongshida	-%	25.0%

The provision for income taxes amounted to $1,343,877 and $1,051,259 for the three months ended June 30, 2011 and 2010, respectively. The provision for income taxes amounted to $2,317,102 and $2,054,133 for the six months ended June 30, 2011 and 2010, respectively.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate for the three and six months ended June 30 (unaudited):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	25.0	25.0
China income tax exemption	(10.8)	(13.7)	(11.0)	(15.8)
Permanent Differences (China)(1)	0.8	(0.2)	1.2	0.4
Other item (2)	3.7	3.2	5.3	5.5
Effective income tax rates	18.7%	14.3%	20.5%	15.1%

(1) The 0.8% represents $326,077 of bad debt provisions and $147,742 of meals and entertainment expenses incurred by Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC for the three months ended June 30, 2011. These non-deductible expenses were offset by $215,635, which is a 50% additional deduction allowed in PRC for Research and Development expenses at Sureland Industrial. The -0.2% represents $83,921 of bad debt provisions that are not deductible in PRC and offset by $199,851, which is a 50% additional deduction allowed in PRC for Research and Development expenses at Sureland Industrial for the three months ended June 30, 2010. The 1.2% represents $765,765 of bad debt provisions and $298,028 of meals and entertainment expenses incurred by Sureland Industrial, Sureland Equipment, and Beijing Hua An that are not deductible in PRC. These non-deductible expenses were offset by $474,426 which is a 50% additional deduction allowed by PRC for Research and Development expenses at Sureland Industrial for the six months ended June 30, 2011. The 0.4% represents $704,645 of bad debt provisions and $44,507 of meals and entertainment expenses that are not deductible in PRC and offset by $398,299, which is a 50% additional deduction allowed in PRC for Research and Development expenses at Sureland Industrial for the six months ended June 30, 2010.

(2) The 3.7% represents the effect of $1,280,779 in expenses incurred by CFSG and CFPG that are not deductible in PRC and $77,381 income tax provisions charged by Indian government for five construction projects located in India for the three months ended June 30, 2011. The 3.2% represents $1,208,706 in expenses incurred by CFSG and CFPG that are not deductible in PRC for the three months ended June 30, 2010. The 5.3% represents the effect of $2,801,581 in expenses incurred by CFSG and CFPG that are not deductible in PRC and $134,629 income tax provisions charged by Indian government for five construction projects located in India for the six months ended June 30, 2011. The 5.5% represents $2,595,865 in expenses incurred by CFSG and CFPG that are not deductible in PRC for the six months ended June 30, 2010.

The estimated tax savings as a result of PRC income tax exemption for the three months ended June 30, 2011 and 2010 amounted to $891,971 and $1,006,394, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease basic and diluted earnings per share for the three months ended June 30, 2011 and 2010 by $0.03 and $0.04, respectively. The estimated tax savings as a result of PRC income tax exemption for the six months ended June 30, 2011 and 2010 amounted to $1,510,008 and $2,146,172, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease basic and diluted earnings per share for the six months ended June 30, 2011 and 2010 by $0.05 and $0.08, respectively.

China Fire & Security Group, Inc., the parent company, is incorporated in the United States and incurred net operating losses of $0 for income tax purposes for the six months ended June 30, 2011. The estimated net operating loss carry forwards at June 30, 2011 for United States income taxes amounted to $1,682,698 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, from 2024 through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the six months ended June 30, 2011 and 2010 was $0, respectively, and the accumulated valuation allowance as of June 30, 2011 amounted to $572,117. Management reviews this valuation allowance periodically and makes adjustments as warranted.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $102.6 million as of June 30, 2011, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if the Company concluded that such earnings will be remitted in the future.

Taxes payable

Taxes payable consisted of the following:
	June 30, 2011	December 31, 2010
	(Unaudited)
VAT taxes payable	$8,211,363	$6,887,213
Income taxes payable	1,658,919	1,284,469
Sales taxes	1,597,328	1,120,446
Other taxes payable	181,489	124,701
Total	$11,649,099	$9,416,829

Note 11 - Significant estimate revision on contracts

Revisions in estimated contract profits are made in the year in which circumstances requiring the revision becomes known. Due to unforeseen circumstances, the estimated gross profit of the under the large Wuhan Iron and Steel Group system contracting project has decreased from its original estimate, and the estimated gross profit of other projects, specifically those for Anshan Iron and Steel Group and Chongqing Steel, have increased from their original estimates. The accumulated effect of the changes in estimates of the profits under these contracts was to increase net income for the three months and six months ended June 30, 2011 by $2,787,298 and $1,740,225, respectively, from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in the preceding year and preceding quarter.

Note 12 - Retirement plan

The Company and its subsidiaries are required to participate in a central pension scheme operated by the local municipal government. The Company is required to contribute 20% of its payroll costs to the central pension scheme in 2011 and 2010. The contributions are charged to the consolidated income statement of the Company as they become payable in accordance with the rules of the scheme. The aggregate contributions of the Company to retirement benefit schemes amounted to $124,333 and $108,536 for the three months ended June 30, 2011 and 2010, respectively. The aggregate contributions of the Company to retirement benefit schemes amounted to $240,272 and $208,965 for the six months ended June 30, 2011 and 2010, respectively.

Note 13 - Statutory reserves

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

Because the surplus reserve fund already totals 50% of Sureland Industrial, Sureland Equipment, and Beijing Hua An’s registered capital, the Company did not reserve any surplus reserve fund at the end of June 30, 2011 for these subsidiaries. As of June 30, 2011, the remaining reserve required for Shian Kexin and Shenyang Hongshida to fulfill the 50% registered capital requirement totaled $850,850.

 Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company did not make any contribution to this fund for the six months ended June 30, 2011 and 2010.

Note 14 - Options issued to employees

On December 31, 2008, pursuant to the Company’s 2008 Omnibus Long-term Incentive Plan, the Company’s Board of Directors authorized the issuance of 1,000,000 share options for its employees, including 800,000 options issued to executive officers. The options vest evenly each quarter over the following four years, starting from the first quarter of 2009. The Company used the Black Scholes Model to value the options at the time they were issued, based on the exercise price of $6.81, which was the closing price of the Company’s stock on December 31, 2008 and using risk-free rates of 0.875%, 1.125%, 1.313% and 1.5% and volatility of 86% that was estimated by analyzing the trading history of the Company’s stock. Because the Company did not have historical exercise history, the Company used the simplified method to estimate the expected life of the options, which is equal to the midpoint between the vesting date and expiration date of the options. The 1,000,000 employee options had a grant date fair value of $3,863,606. The related compensation expense is recognized on a straight-line basis over the four year vesting period.

The total stock option compensation expense recognized for the three months ended June 30, 2011 and 2010 was $245,049 and $245,048, respectively. The total stock option compensation expense recognized for the six months ended June 30, 2011 and 2010 was $490,098 and $490,097, respectively. As of June 30, 2011, approximately $1.45 million of estimated expense related to un-vested stock-based awards has yet to be recognized and will be recognized over the employee’s remaining service period of approximately 1.51 years.

During the three months and six months ended June 30, 2011, total 54,387 shares of stock options were exercised and the company received $146,146 from the exercise of shares options. There were 1,711,220 options outstanding as of June 30, 2011.

The Company has stock options as follows:
		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value

Outstanding, December 31, 2009	1,776,000	$4.45	$16,120,860
Granted
Forfeited
Exercised
Outstanding, June 30, 2010	1,776,000	$4.45	$8,395,260
Granted
Forfeited
Exercised	(10,393)	2.65
Outstanding, December 31, 2010	1,765,607	$4.46	$3,719,188
Granted
Forfeited
Exercised	(54,387)	2.69
Outstanding, June 30, 2011	1,711,220	$4.52	$5,664,120

Following is a summary of the status of options outstanding at June 30, 2011:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Number of	Exercise	Contractual	Number of	Exercise	Contractual
Options	Price	Life	Options	Price	Life
701,900	$1.25	5.00	701,900	$1.25	5.00
6,000	$4.51	0.83	6,000	$4.51	0.83
20,000	$6.70	1.00	20,000	$6.70	1.00
983,320	$6.81	2.50	608,320	$6.81	2.50
1,711,220			1,336,220

Note 15 - Restricted stock issued to employees

On December 1, 2009, pursuant to the Company’s 2008 Omnibus Long-term Incentive Plan, the Company’s Board of Directors authorized the issuance of 1,000,000 shares of restricted stock for its employee, including 285,000 shares of restricted stock issued to executive officers. The restricted stocks will vest evenly each year over the following four years, starting from December 1, 2009. The Company used the closing price of the Company’s common stock at the time the restricted stock grants were made, based on the closing price of $12.65, which was the closing price of the Company’s stock on November 30, 2009.

 The 1,000,000 shares of employee restricted stock had a fair value of $12,650,000. The related compensation expense is recognized on a straight-line basis over the four year vesting period.

The total restricted stock compensation expense recognized for the three months ended June 30, 2011 and 2010 was $790,625. The total restricted stock compensation expense recognized for the six months ended June 30, 2011 and 2010 was $1,581,250.

On December 1, 2010, 250,000 shares of the restricted stock are vested and issued to the employees and executive officers accordingly.

Note 16 - Commitments and Contingencies

Commitments

As described in Note 1, Shenyang Hongshida has a registered capital of $1,547,000 (RMB10,000,000), of which $928,200 (RMB 6,000,000) has been invested as of June 30, 2011. The remaining $618,800 (RMB 4,000,000) was scheduled to be injected within two years of June 1, 2009 , that is June 1, 2011, according to the  Company’s by-laws. On June 30, 2011 the shareholdersof Hongshida decided to reduce the registered capital from RMB 10,000,000 (approximately $1,547,000) to RMB 6,000,000 (approximately $928,200). This reduction is still in progress.. The management estimates any potential penalty and fee inccurred for the reduction in registered capital will be immaterial.

Contingencies

As previously disclosed in our Quarterly Report on Form 10-Q filed on May 16, 2011 (the “First Quarter 10-Q”), prior to entering into the Merger Agreement on May 20, 2011 (see Note 1 to the Financial Statements), the Company, on March 7, 2011, issued a press release announcing that the Special Committee of its Board of Directors (the “Special Committee”) had received a non-binding letter from a leading global private equity firm (the “PE”), pursuant to which the PE proposed to acquire all of the outstanding shares of common stock of the Company in cash at a price which represents a premium over the current stock price (the “Proposal”).

Also as disclosed in the First Quarter 10-Q, on April 1, 2011, a purported class action lawsuit captioned Ira Brown v. China Fire & Security Group, Inc., et al., was filed in the Broward County Circuit Court of the State of Florida against the Company and its individual directors. The complaint purports to allege breaches of fiduciary duties by the individual directors relating to the disclosure of information concerning the Proposal. The complaint seeks compensatory damages and injunctive relief, including to enjoin any transactions related to the Proposal and any related going private transaction, and an award of attorneys’ and other fees and costs, in addition to other relief.

In total, we are aware of nine putative class action complaints related to the Proposal and the Merger (each a “Shareholder Action”) filed in various Florida state and federal courts against, among others, the Company and certain officers and directors of the Company. These Shareholder Actions are as follows:

1.	Brown v. China Fire & Security Group, Inc. et al., Case. No. 11-7745 09 (Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida) (filed April 1, 2011);

2.	Thomasson v. China Fire & Security Group, Inc. et al., Case. No. 11-10923 07 (Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida) (filed May 11, 2011);

3.	Kashef v. China Fire & Security Group, Inc., et al., Case No. 50-2011 CA 007884XXXXMB (Circuit Court for the 15th Judicial Circuit in and forPalm Beach County, Florida) (filed May 27, 2011);

4.	Ernst v. China Fire & Security Group, Inc. et al., Case. No. 11-12317 07 (Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida) (filed May 31, 2011);

5.	Roche v. Lin, et. al., Case No. 11-12471 07 (Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida) (filed June 1, 2011);

6.	Tessitore v. Amber Mergerco Inc., et al., Case No. 11-12536 (Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida) (filed June 2, 2011);

7.	Hersh v. Amber Mergerco Inc., et al., Case No. 11-13037 (Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida) (filed June 8, 2011);

8.	Fuller v. China Fire & Security Group, et al., 11-cv-61400-WPD (S.D. Fla.) (filed June 22, 2011); and

9.	Tessitore v. China Fire & Security Group, et al. 11-cv-61580 (S.D. Fla) (filed July 15, 2011).

The six Shareholder Actions that were filed in the Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida, and have been consolidated under the caption In re China Fire & Security Group, Inc. Shareholder Litigation, Case No. 11745 (07). The two federal Shareholder Actions were consolidated by an order of the federal court issued on August 2, 2011. On August 3, 2011, the served defendants filed a motion to stay the consolidated federal actions pending resolution of the consolidated state actions. All complaints allege among other things, that the Company and certain officers and directors of the Company breached their fiduciary duties, and seek, among other things, to enjoin consummation of the merger. The operative complaints also allege aiding and abetting claims against the Sponsors, Parent and Merger Sub. The Company believes the plaintiff’s allegations lack merit, and will contest them vigorously. However, based upon information that is presently available to it, the Company’s management does not believe these class actions could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Overview

We are engaged in the design, development, manufacturing and sale of fire protection products and services for large industrial firms in China and international markets. We have developed a proprietary product line that addresses all aspects of industrial fire safety from fire detection to fire system control and extinguishing. The Company is one of the first companies in China to leverage high technology for fire protection and safety on behalf of its clients , which include iron and steel companies, power plants, petrochemical plants, as well as, special purpose construction companies in China and other international markets.

Reorganization

We were organized as a Florida corporation on June 17, 2003.

On September 1, 2006, we entered into a share exchange agreement, pursuant to which we acquired all of the outstanding capital shares of China Fire Protection Group Inc. in exchange for a controlling interest in our common shares. The transaction was completed on Oct 27, 2006.

China Fire Protection Group was organized on June 2, 2006 for the purpose of acquiring all of the capital shares of Sureland Industrial Fire Safety Limited (“Sureland Industrial”), a Chinese corporation, and, Sureland Industrial Fire Equipment Co., Ltd. (“Sureland Equipment”), a Chinese corporation, which collectively engage in the design, development, manufacturing and sale of fire protection products and services for large industrial firms in China. As a result of the transactions described above, both Sureland Industrial and Sureland Equipment became wholly-owned subsidiaries of China Fire Protection Group Limited (“China Protection”), and China Protection is a wholly-owned subsidiary of Unipro.

On February 9, 2007, Unipro changed its name to China Fire & Security Group, Inc. (“CFSG”) and started trading on the OTC Bulletin Board under its new ticker symbol CFSG. On July 16, 2007, China Fire & Security Group, Inc. began trading on the Nasdaq Capital Market and retained the ticker symbol CFSG.

CFSG owns, through its wholly owned subsidiary China Fire Protection Group, Inc., Sureland Industrial and Sureland Equipment (jointly “Sureland”). Sureland is engaged primarily in the design, development, manufacture and sale in China of a variety of fire safety products for the industrial fire safety market as well as the design and installation of industrial fire safety systems in which it uses a combination of third party fire safety products and its own fire safety products. To a minor extent, it provides maintenance services for customers of its industrial fire safety systems. Its business is primarily in China, but it has recently begun contracting to manufacturing products for the export market and it has begun providing a fire safety system for a Chinese company operating abroad.

Sureland markets its industrial fire safety products and systems primarily to major companies in the iron and steel, power and petrochemical industries in China. It has also completed projects for highway and railway tunnels, wine distilleries and a nuclear reactor. It is expanding its business in the transportation, wine, vessels, nuclear energy, and public space markets. Its products can be readily adapted for use on vessels and in exhibition halls and theaters. It plans to expand its marketing efforts to secure business in these industries.

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

In May 2009, Beijing Shian Kexin Technology Co., Ltd. (“Shian Kexin”) was incorporated in Beijing, China under the laws of the PRC with registered capital of RMB 5,000,000 or approximately $748,500. Shian Kexin is 100% owned by Sureland Industrial.

In May 2009, Shenyang Hongshida Electronics Co., Ltd. (“Hongshida”) was incorporated in Shenyang, Liaoning Province, China under the laws of the PRC with registered capital of RMB 10,000,000 or approximately $1,547,000. On June 30, 2011 the shareholder meeting of Hongshida decided to reduce the registered capital from RMB 10,000,000 (approximately $1,547,000)  to RMB 6,000,000 (approximately $928,200). As of the date of this report, this transaction is still in progress. Management estimates any potential penalty and fee inccurred for the reduction in registered capital will be immaterial. Hongshida is 80% owned by Beijing Hua An Times Fire Safety Technology Co., Ltd. (“Beijing Hua An”) with a 20% non-controlling interest owned by an unrelated party. Beijing Hua An is 100% owned by Sureland Industrial.

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

As of June 30, 2011, Sureland operates more than 20 sales and liaison offices in China. Sureland has been ranked as the leading Chinese industrial fire safety company and the largest contractor by the China Association for Fire Prevention based on six major factors including total revenue, growth rate, net profit, return on assets, investment in research and development and intellectual property. Sureland’s key products include linear heat detectors and water mist extinguishers, whose sales volumes are the largest in China. Its products have been used by its customers in more than 20 provinces throughout China.

On May 20, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amber Parent Limited, an exempted company incorporated in the Cayman Islands (“Parent”), and Amber Mergerco, Inc., a Florida corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are both affiliates of funds managed by Bain Capital Partners, LLC. The consummation of the Merger is subject to several closing conditions, which include the approval of the shareholders of China Fire & Security Group, Inc. at a special meeting that will take place on September 22, 2011.

For further information concerning the Merger, see the description included in Note 1 to the consolidated financial statements, which is incorporated by reference herein.

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

2.
Revenue from product sales is recognized when the goods are delivered and title has passed. Product sales revenue is presented net of a value-added tax (“VAT”). The Majority of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

Asset and liability accounts at June 30, 2011 were translated at 6.46 RMB to $1.00 and 45.45 INR to $1.00 as compared to 6.59 RMB to $1.00 and 45.45 INR to $1.00 at December 31, 2010 respectively. Equity accounts were stated at their historical rate.  The average translation rates of RMB applied to income statement accounts for the three months ended June 30, 2011 and 2010 were 6.50 RMB, to $1.00 and 6.83 RMB to $1.00, respectively. The average translation rate of INR applied to income statement accounts for the three months ended June 30, 2011 and 2010 were 45.05 INR to $1.00 and 45.66 INR to $1.00, respectively. The average translation rates of RMB applied to income statement accounts for the six months ended June 30, 2011 and 2010 were 6.54 RMB, to $1.00 and 6.82 RMB to $1.00, respectively. The average translation rate of INR applied to income statement accounts for the six months ended June 30, 2011 and 2010 were 45.45 INR to $1.00 and 45.72 INR to $1.00, respectively Cash flows are also translated at average translation rates for the periods; therefore, amounts reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets.

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

Based on the above assessment, during the reporting years, the management establishes the general provision policy to make an allowance equivalent to the sum of 3% of the amount of accounts receivables less than 1 year, 15% of the amount of accounts receivable between 1 year to 2 years, 40% of the amount of accounts receivable between 2 years to 3 years and 100% of amount of accounts receivable above 3 years. Additional specific provisions are made against account receivables to the extent which they are considered to be doubtful.

Bad debts are written off against the allowance for doubtful accounts when identified. We do not accrue any interest on accounts receivable. Historically, losses from uncollectible accounts have not deviated from the general allowance estimated by the management and no bad debts have been written off against allowance for doubtful accounts directly to the statements of operations. This general provisioning policy has not changed since its establishment and the management considers that the aforementioned general provisioning policy is adequate and does not expect to change this established policy in the near future. Any changes to the estimates of our general provision policy could have a material effect on our results of operations.

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets, which includes goodwill, identifiable intangible assets, and property and equipment (“P&E”), at least annually for goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable for all long-lived assets. Changes in the underlying business could adversely affect the fair value of the enterprise and intangible asset and P&E asset groups. Important factors which could require an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; (iv) our enterprise fair value relative to net book value.

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

Share-based Compensation

We applied ASC 718, Compensation - Stock Compensation (formerly SFAS No. 123R, Share-Based Payment). ASC 718 requires that all share-based compensation be recognized as an expense in the consolidated financial statements and that such cost be measured at the fair value of the award and requires compensation cost to reflect estimated forfeitures. The determination of the fair value of share-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, which include our expected stock price volatility over the term of the awards, actual and projected share option exercise behaviors, risk-free interest rates and expected dividends. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on the Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the share option, the expected dividend yield was based on the Company’s current and expected dividend policy, and the projected share option exercise behaviors is based on one-half of the sum of the vesting period and the contractual life of each share option. This is the same as assuming that the options are exercised at the mid-point between the vesting date and expiration date.

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

Recently issued accounting pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarify when a modification or restructuring of a receivable constitutes a troubled debt restructuring. In evaluating whether such a modification or restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the modification or restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for our interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this newly issued guidance did not have material impact on our consolidated financial statements.

In May 2011, FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs No. 2011-0, which provides additional guidance for fair value measurements. These updates to the ASC or Codification include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity and disclosures regarding the sensitivity of Level 3 measurements to changes in valuation model inputs. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. We do not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. We do not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,
	2011		2010		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	23,303,293	79.4%	18,267,248	80.0%	5,036,045	27.6%
Products	5,032,992	17.1%	3,556,422	15.6%	1,476,570	41.5%
Maintenance Services	1,022,795	3.5%	1,009,761	4.4%	13,034	1.3%
Total Revenue	29,359,080	100.0%	22,833,431	100.0%	6,525,649	28.6%

Total revenues were approximately $29.4 million for the three months ended June 30, 2011 as compared to $22.8 million for the three months ended June 30, 2010, an increase of $6.6 million or 28.6%. This significant increase in our total revenue was primarily due to the increase in revenue from system contracting projects and products sales. The Company recognized revenues from 257  total solution, product sales and maintenance contracts for the three months ended June 30, 2011 as compared to 213 contracts for the three months ended June 30, 2010.

Revenues from our total solution system contracting projects increased by $5.0 million to $23.3 million derived from 121 contracts for the three months ended June 30, 2011, compared to $18.3 million derived from 111 contracts for the three months ended June 30, 2010. This increase in revenues from our system contracting projects was mainly attributable to faster progress in projects from the iron and steel industry during the period. Revenues from product sales were $5.0 million with 74 contracts executed for the three months ended June 30, 2011, compared to $3.6 million with 48 contracts executed for the three months ended June 30, 2010. The increase in revenues from product sales was mainly due to the increase in value of product sales contracts executed both from the nuclear industry and the international market in India during the period. Revenues from maintenance services increased by 1.3% to $1.02 million derived from 62 contracts for the three months ended June 30, 2011, compared to $1 .01 million derived from 54 contracts for the three months ended June 30, 2010. The increase in revenues from maintenance services was mainly attributable to the increase in the number of maintenance service contracts executed as a result of the expansion of our customer base during the period.

In particular, our three largest clients were Wuhan Iron and Steel Group, Handan Iron and Steel Group, and Anshan Iron and Steel Putian Ltd., which collectively contributed approximately $12.1 million of revenues, representing 41.1 % of total revenues for the three months ended June 30, 2011.

Out of the system contracting revenue of $23.3 million for the three months ended June 30, 2011, the iron and steel industry contributed approximately $21.4 million or 91.6 % of the revenue from system contracting projects, while traditional power generation contributed approximately $1.5 million or 6.6 % of the revenue from system contracting projects. Petrochemical, nuclear and other verticals together represented the remaining $0.4 million or 1.8 % of the revenue from system contracting projects.

For the three months ended June 30, 2011, the significant increase in reliance on one client for our operating results was due to the significant size of the total solution contract executed with Wuhan Iron and Steel (the “Wuhan Project”). The value of this contract was approximately $92 million, compared to our historical average contract size of $1 million for the iron and steel industry. Therefore, as a result of the continued successful implementation of this project, for the three months ended June 30, 2011, Wuhan Iron and Steel contributed $6.2 million, the largest portion of our sales during the period. By June 30, 2011, the $92 million contract with Wuhan Iron and Steel was 53.9 % completed; as a result, we expect that a large portion of our revenue in future reporting periods will be attributable to the execution of this contract.

	For the Three Months Ended June 30,
	2011		2010		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	12,780,057	54.8%	7,876,558	43.1%	4,903,499	62.3%
Products	2,885,347	57.3%	1,856,133	52.2%	1,029,214	55.4%
Maintenance Services	748,950	73.2%	705,688	69.9%	43,262	6.1%
Total Cost of Revenues	16,414,354	55.9%	10,438,379	45.7%	5,975,975	57.3%

Gross Profit
System contracting projects	10,523,236	45.2%	10,390,690	56.9%	132,546	1.3%
Products	2,147,645	42.7%	1,700,289	47.8%	447,356	26.3%
Maintenance Services	273,845	26.8%	304,073	30.1%	-30,228	-9.9%
Total Gross Profit	12,944,726	44.1%	12,395,052	54.3%	549,674	4.4%

Cost of revenues for the three months ended June 30, 2011 was approximately $16.4 million, as compared to $10.4 million for the three months ended June 30, 2010, representing an increase of approximately $6 .0 million or 57.3%. The increase in cost of revenues was mainly driven by the increase in material costs and subcontractor costs related to the execution of system contracting projects, product sales and maintenance contracts during the period. Gross profit for the three months ended June 30, 2011 was approximately $12.9 million, as compared to $12.4 million for the three months ended June 30, 2010, a slight increase of approximately $0.5 million or 4.4%. Gross margin for the three months ended June 30, 2011 was 44.1% which is lower than the gross margin of 54.3% for the three months ended June 30, 2010. The decrease in overall gross margin was mainly due to the decrease in the gross margin of system contracting projects, product sales and maintenance services during the period.

Gross margin of system contracting projects was 45.2% for the three months ended June 30, 2011, compared to 56.9% for the three months ended June 30, 2010. The decrease in gross margin of system contracting projects was mainly attributable to the following factors: 1) in order to meet the execution timeline for the Wuhan Project, we outsourced certain portions of the project to a subcontractor and such outsourcing resulted in an increase in the overall estimated cost; and 2) the contract mix during the period, as the gross margin of system contracting projects represents the average value of the gross margins of different system contracting projects executed during the period. Since gross margins during each quarter are determined by the revenue-weighted average of gross margins which are comprised of the gross margins of different system contracting projects executed during the period, the decrease in gross margins of system contracting projects were primarily due to the different contract mix during the three months ended June 30, 2011.

The gross margin of product sales was 42.7% for the three months ended June 30, 2011, compared to 47.8% for the three months ended June 30, 2010. The decrease in the gross margin of product sales was mainly attributable to a lower percentage of self-manufactured proprietary products sold through our product sales contracts during the period, contributing to lower gross margin. Of the products sales in the three months ended June 30, 2011, the percentage of self-manufactured proprietary products decreased to 13.4%, compared to 37.8 % in the three months ended June 30, 2010. The main reason for the shift in sales from self-manufactured products to third-party manufactured products is the percentage of product sales from the nuclear industry and international market from India increased significantly to 52.5 % in the three months ended June 30, 2011, compared to 27.3 % for the same period of last year. Since product sales contracts from both the nuclear industry and international market from India typically use fewer self-manufactured proprietary products than other industries, the higher sales contribution from the nuclear industry and international market in India resulted in a lower percentage of self-manufactured proprietary products during the period.

Gross margin of maintenance services was 26.8% for the three months ended June 30, 2011, compared to 30.1% for the three months ended June 30, 2010.  This decrease in the gross margin of maintenance services was primarily due to the increase in labor costs associated with the maintenance contracts during the period.

	For the Three Months Ended June 30,
	2011		2010		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)	%
Operating Expenses
Selling Expense	2,370,788	8.1%	2,209,162	9.7%	161,626	7.3%
General Administrative	2,689,261	9.2%	2,618,664	11.5%	70,597	2.7%
Depreciation and Amortization	266,661	0.9%	202,055	0.9%	64,606	32.0%
R&D	431,270	1.5%	399,701	1.8%	31,569	7.9%
Total Operating Expenses	5,757,980	19.6%	5,429,582	23.8%	328,398	6.0%
Income From Operations	7,186,746	24.5%	6,965,470	30.5%	221,276	3.2%

Operating expenses were approximately $5.8 million for the three months ended June 30, 2011 as compared to approximately $5.4 million for the three months ended June 30, 2010, a slightly increase of approximately $0.4 million or 6.0%. This increase in operating expenses was mainly attributable to the increase in selling, general administrative and R&D expenses, and depreciation and amortization during the period.

Selling expenses were approximately $2.4 million for the three months ended June 30, 2011 as compared to approximately $2.2 million for the three months ended June 30, 2010, an increase of approximately $0.2 million or 7.3%. The increase in selling expenses was mainly attributable to the increase in the compensation to our sales team and the increase in the expense related to our warranty expenses during the period. General administrative expenses were approximately $2.7 million for the three months ended June 30, 2011, as compared to approximately $2.6 million for the three months ended June 30, 2010, a slight increase of approximately $0.1 million or 2.7%. The increase in general administrative expenses was mainly attributable to increases in  overall compensation to our employees during the period. Depreciation and amortization expenses were approximately $0.3 million for the three months ended June 30, 2011 as compared to approximately $0.2 million for the three months ended June 30, 2010, an increase of $64,607 or 32%. The increase in depreciation and amortization expenses was mainly due to the increase in plant and equipment related to business operations. R&D expenses were approximately $0.4 million for the three months ended June 30, 2011 as compared to approximately $0.4 million for the three months ended June 30, 2010, an increase of approximately $31,526 or 7.9%. The increase in R&D expenses was mainly attributable to the variance in expenditures required in different new product development cycles.

Operating income was approximately $7.2 million for the three months ended June 30, 2011 as compared to approximately $7.0 million for the three months ended June 30, 2010, an increase of approximately $0.2 million or 3.2%. The increase in operating income was mainly attributable to higher revenues during this period.

Total other income net of total other expense was approximately $5,524 for the three months ended June 30, 2011 as compared to approximately $0.4 million for the three months ended June 30, 2010, a decrease of approximately $0.4 million or 98.6%. This decrease was mainly attributable to the increase in bank charges incurred for the security deposits made for new projects developed in India during the period.

Income before income tax was approximately $7.2 million for the three months ended June 30, 2011 as compared to approximately $7.4 million for the three months ended June 30, 2010, a decrease of $0.2 million or 2.4%. The main reason for the slight decrease in income before income tax was mainly due to the decrease in gross margin and the increase in operating expenses during the period.

Provision for income tax was approximately $1.3 million for the three months ended June 30, 2011 with an effective tax rate of approximately 18.7%, as compared to a $1.1 million provision for income tax for the three months ended June 30, 2010, an increase of $0.2 million. The slight increase in provision for income tax was mainly due to the increase of effective tax rate from 14.3% to 18.7% caused by the expiration of 50% tax deduction claimed by two of our subsidiaries - Sureland Equipment and Beijing Hua’an during current period compared with the same period in prior year.

Our net income was approximately $5.8 million for the three months ended June 30, 2011 as compared to approximately $6.3 million net income for the three months ended June 30, 2010, a decrease of $0.5 million or 8.1%. The reason for this decrease in net income was mainly due to the decrease in gross margin and the increase in operating expenses during the period.

Currency translation adjustments resulting from RMB appreciation amounted to $1.9 million and $487,746 for the three months ended on June 30, 2011 and 2010, respectively.

Comprehensive income, which aggregates currency adjustment and net income, was approximately $7.8 million for the three months ended June 30, 2011 as compared to approximately $6.8 million for the three months ended June 30, 2010, an increase of $1 million or 14.7%.

Comparison of the Six Months Ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	2011		2010		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Revenue
System contracting projects	37,922,657	75.3%	33,788,996	77.2%	4,133,661	12.2%
Products	10,222,258	20.3%	8,087,021	18.5%	2,135,237	26.4%
Maintenance Services	2,210,041	4.4%	1,901,140	4.3%	308,901	16.2%
Total Revenue	50,354,956	100.0%	43,777,157	100.0%	6,577,799	15.0%

Total revenues were approximately $50.4 million for the six months ended June 30, 2011 as compared to approximately $43.8 million for the six months ended June 30, 2010, an increase of approximately $6.6 million or 15.0%. This increase was primarily due to the increase in our revenues from system contracting projects, product sales and maintenance services. We recognized revenues from 310 total solution, product sales and maintenance contracts for the six months ended June 30, 2011 as compared to 260 contracts for the six months ended June 30, 2010.

Revenues from system contracting projects increased by 12.2% to $37.9 million derived from 140 contracts for the six months ended June 30, 2011, compared to $33.8 million derived from 127 contracts for the six months ended June 30, 2010. This increase in the revenues from system contracting projects was mainly attributable to the increase in the number of system contracting projects we executed and the continued successful execution of large projects for Wuhan Iron and Steel Group and Handan Iron and Steel Group during the period. Revenues from product sales were $10.2 million with 104 contracts executed for the six months ended June 30, 2011, compared to $8.1 million with 78 contracts executed for the six months ended June 30, 2010. The increase in revenues from product sales was mainly due to the increase in value of product sales contracts executed both in the nuclear industry and the international market in India during the period. The revenues from maintenance services also increased by 16.2 % to $2.2 million derived from 66 contracts for the six months ended June 30, 2011, compared to $1.9 million derived from 55 contracts for the six months ended June 30, 2010. The increase in revenues from maintenance services was mainly attributable to the increase in the number of maintenance service contracts executed as the result of the expansion of our customer base during the period.

In particular, the three largest customers were Wuhan Iron and Steel Group, Handan Iron and Steel Group, and Anshan Iron and Steel Putian Ltd., which collectively contributed approximately $22.5 million of revenues, representing 44.6 % of total revenues for the six months ended June 30, 2011.

	For the Six Months Ended June 30
	2011		2010		Y/Y Change
	Amount ($)	% of Revenue	Amount ($)	% of Revenue	Amount ($)%
Cost of Revenues
System contracting projects	19,809,275	52.2%	15,187,843	44.9%	4,621,432	30.4%
Products	5,693,828	55.7%	3,310,200	40.9%	2,383,628	72.0%
Maintenance Services	1,608,473	72.8%	1,251,906	65.9%	356,567	28.5%
Total Cost of Revenues	27,111,576	53.8%	19,749,949	45.1%	7,361,627	37.3%

Gross Profit
System contracting projects	18,113,382	47.8%	18,601,153	55.1%	-487,771	-2.6%
Products	4,528,430	44.3%	4,776,821	59.1%	-248,391	-5.2%
Maintenance Services	601,568	27.2%	649,234	34.1%	-47,666	-7.3%
Total Gross Profit	23,243,380	46.2%	24,027,208	54.9%	-783,828	-3.3%

Cost of revenues for the six months ended June 30, 2011 was approximately $27.1 million, as compared to $19.7 million for the six months ended June 30, 2010, an increase of approximately $7.4 million or 37.3%. Gross profit for the six months ended June 30, 2011 was approximately $23.2 million, as compared to $24.0 million for the six months ended June 30, 2010, a decrease of approximately $0.8 million or 3.3%. Gross margin for the six months ended June 30, 2011 was 46.2%, which is lower than the gross margin of 54.9 % for the six months ended June 30, 2010. The decrease in our gross margin was mainly due to the decrease in the gross margins of our system contracting projects, product sales and maintenance services during the period.

Gross margin of system contracting projects was 47.8% for the six months ended June 30, 2011, compared to 55.1% for the six months ended June 30, 2010. The decrease in gross margin of system contracting projects was mainly attributable the following factors: 1) in order to meet the execution timeline for the Wuhan Project, we outsourced certain portions of the project to a subcontractor and such outsourcing resulted in an increase in the overall estimated cost; and; 2) the contract mix during the period, as the gross margin of system contracting projects represents the average value of the gross margins of different system contracting projects executed during the period. Since gross margins during each quarter are determined by the revenue-weighted average of gross margins which are comprised of the gross margins of different system contracting projects executed during the period, the decrease in gross margins of system contracting projects were primarily due to the different contract mix during the six months ended June 30, 2011.

The gross margin of product sales was 44.3% for the six months ended June 30, 2011, compared to 59.1% for the six months ended June 30, 2010. The decrease in the gross margin of product sales was mainly attributable to a lower percentage of self-manufactured proprietary products sold through our product sales contracts during the period, contributing to lower gross margin. Of the products sales in the six months ended June 30, 2011, the percentage of self-manufactured proprietary products decreased to 17.0%, compared to 39.8 % in the six months ended June 30, 2010. The main reason for the shift in sales from self-manufactured products to third-party manufactured products is the percentage of product sales to the nuclear industry and international market from India increased significantly to 40.1 % in the six months ended June 30, 2011, compared to 23.5 % for the same period of last year. Since product sales contracts from both the nuclear industry and international market from India typically use fewer self-manufactured proprietary products than other industries, the higher sales contribution from the nuclear industry and international market in India resulted in a lower percentage of self-manufactured proprietary products during the period.

Gross margin of maintenance services was 27.2% for the six months ended June 30, 2011, compared to 34.1% for the six months ended June 30, 2010. This decrease in the gross margin of maintenance services was primarily due to the increase in labor costs associated with the maintenance contracts during the period.

	For the Six Months Ended June 30,
	2011		2010		Y/Y Change
	Amount ($)	% of Total Revenue	Amount ($)	% of Total Revenue	Amount ($)%
Operating Expenses
Selling Expense	4,727,190	9.4%	4,205,360	9.6%	521,830	12.4%
General Administrative	5,997,654	11.9%	5,558,741	12.7%	438,913	7.9%
Depreciation and Amortization	513,483	1.0%	402,161	0.9%	111,322	27.7%
R&D	948,852	1.9%	796,597	1.8%	152,255	19.1%
Total Operating Expenses	12,187,179	24.2%	10,962,859	25.0%	1,224,320	11.2%
Income From Operations	11,056,201	22.0%	13,064,349	29.8%	-2,008,148	-15.4%

Operating expenses were approximately $12.2 million for the six months ended June 30, 2011 as compared to approximately $11.0 million for the six months ended June 30, 2010, an increase of approximately $1.2 million or 11.2%. The increase in operating expenses was mainly due to the increase in our selling expense, general administrative expenses, depreciation and amortization and R&D expenses during the period.

Selling expenses were approximately $4.7 million for the six months ended June 30, 2011 as compared to approximately $4.2 million for the six months ended June 30, 2010, an increase of approximately $0.5 million or 12.4%. The increase in selling expenses was mainly attributable to the increase in compensation to our sales team and the increase in the expense related to our warranty expenses during the period. General administrative expenses were approximately $6.0 million for the six months ended June 30, 2011, as compared to approximately $5.6 million for the six months ended June 30, 2010, an increase of approximately $0.4 million or 7.9%. The increase in general administrative expenses was mainly attributable to increases in overall compensation to our employees during the period. Depreciation and amortization expenses were approximately $0.5 million for the six months ended June 30, 2011 as compared to approximately $0.4 million for the six months ended June 30, 2010, an increase of $111,322 or 27.7%. The increase in depreciation and amortization expenses was mainly due to the increase in plant and equipment related to business operations. R&D expenses were approximately $0.9 million for the six months ended June 30, 2011 as compared to approximately $0.8 million for the six months ended June 30, 2010, an increase of $152,255 or 19.1%. The increase in our R&D expenses was mainly attributable to the variance in expenditure required in different product development cycles.

Income from operations was approximately $11.1 million for the six months ended June 30, 2011 as compared to approximately $13.1 million for the six months ended June 30, 2010, a decrease of $2.0 million or 15.4%. The decrease in our operating income was mainly attributable to the decrease in our gross margin and increase in our operating expenses during this period.

Total net other income was approximately $0.2 million for the six months ended June 30, 2011 as compared to approximately $0.5 million for the six months ended June 30, 2010, a decrease of $302,602 or 58.1%. This decrease was mainly attributable to the increase in bank charges incurred for the security deposits made for new projects developed in India during the period.

Income before income tax was approximately $11.3 million for the six months ended June 30, 2011 as compared to approximately $13.6 million of income before income tax for the six months ended June 30, 2010, a decrease of $2.3 million or 17%. The reason for this decrease in income before income tax was mainly due to the decrease in our gross margin and increase in our operating expenses during the period.

Provision for income tax was approximately $2.3 million for the six months ended June 30, 2011 as compared to approximately $2.1 million in provision for income tax for the six months ended June 30, 2010, an increase of $262,969. The slight increase in provision for income tax was mainly due to an increase in the effective tax rate from 15.1% to 20.5% caused by the expiration of 50% tax deduction claimed by two of our subsidiaries - Sureland Equipment and Beijing Hua’an, and offset by the decrease of net income before income tax during the current period compared with the same period in prior year.

Our net income was approximately $8.9 million for the six months ended June 30, 2011 as compared to approximately $11.6 million net income for the six months ended June 30, 2010, a decrease of approximately $2.6 million or22.8%. This decrease in the net income was mainly due to the decrease in our gross margin and the increase in our operating expenses during the period.

Currency translation adjustments resulting from RMB appreciation amounted to $2.6 million and $467,273 for the six months ended June 30, 2011 and 2010, respectively.

Comprehensive income, which aggregates currency adjustment and net income, was approximately $11.6 million for the six months ended June 30, 2011 as compared to approximately $12.0 million for the six months ended June 30, 2010, a decrease of $0.4 million or 3.3%.

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of $115.6 million, including cash and cash equivalents of $30.6 million. The following table sets forth a summary of our cash flow for the periods indicated:

Statements of Cash Flow

	For the Six months Ended June 31,
	2011	2010

Net cash provided by (used in) operating activities	$5,984,118	$(4,311,313)
Net cash used in investing activities	(589,248)	(632,450)
Net cash provided by (used in) financing activities	(3,531,871)	(2,357,483)
Effect of foreign currency translation	576,010	98,255
Net cash flow	$2,439,009	$(7,202,991)

Operating Activities

Comparison of the six months ended June 30, 2011 and 2010:

Net cash provided by operating activities was approximately $6.0 million for the six months ended June 30, 2011 as compared to approximately $4.3 million used for the same period in 2010. The significant increase in net cash provided by operating activities was mainly due to the successful collection of the notes receivable. Net cash provided by operating activities in the six months ended June 30, 2011 was mainly due to net income of $9.0 million, an $8.1 million decrease in notes receivable, a $4.6 million increase in accrued liabilities, a $2.8 million decrease in prepayments and deferred expenses, a $2.7 million increase in accounts payable and a $2.0 million increase in tax payable, offset by a $9.0 million increase in accounts receivable, a $14.9 million increase in costs and estimated earnings in excess of billings and a $3.3 million increase in inventories.

The increase of $14.9 million in costs and estimated earnings in excess of billings for the six months ended June 30, 2011 was mainly due to the increase in aggregate value of projects in which we have recognized revenues greater than the amount we have billed our customers for these projects, while the increase in billings in excess of costs and estimated earnings was mainly due to the increase in the aggregate value of projects where we have billed our customers more than the amount of revenue we have recognized for these projects.

As of June 30, 2011, approximately 6.9% of accounts receivable related to revenue recognized for maintenance service contracts was due from clients in China’s iron and steel industry. Most of these clients are leading, large-size State-Owned Enterprises (“SOEs”), and include Anshan Iron and Steel, Wuhan Iron and Steel and Capital Iron and Steel. Since China’s government is the majority shareholder of these companies, the creditworthiness of these companies is generally perceived to be much higher than that of private companies in the market. Moreover, we have not observed nor do we expect to observe any bankruptcies amongst these leading SOEs in the foreseeable future. Therefore, we believe that the accounts receivable for maintenance service contracts are highly collectible. Also, given that accounts receivable from such SOEs are highly collectible overall, it is customary in the interest of maintaining client relationships and securing recurring maintenance contracts not to aggressively enforce the collection of receivables.

During the past six months, we did not change or extend our standard contract payment terms. Primarily, fundamental weaknesses in the iron and steel industry resulted in the delay of customers’ payments related to the revenue recognized for maintenance service contracts beyond one-year. These delays also are a side effect of the industry practice to not aggressively enforce collection of SOE receivables in the interest of maintaining client relationships. These late payments were the result of our goodwill to maintain client relationships rather than the result of payment extensions.

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

Account Receivable Aging Analysis, as of June 30, 2011
	1-180 days	181-360 days	361-720 days	720-1080 days	over 1080 days	Total
Balance	$35,078,824	$9,154,419	$9,433,780	$4,413,790	$4,949,091	$63,029,904

As of June 30, 2011, the Company believes that 11.6% of accounts receivable will be collected in more than one year, based on our historical collection pattern.

CIEB is the net difference between the aggregate values of recognized revenue versus the aggregate value of invoices billed. This amount reflects the timing difference between the date that we recognize revenue and the date that we bill to our customers. Revenue recognized from total solution projects is based on the percentage of project’s completion, which most properly reflects the progress of the total solution service we provide to our clients, while the billing to our customers is based on a given contract’s payment schedule.

As of June 30, 2011, the balance of CIEB was $56.5 million. There was a material portion of CIEB that was not yet billed as of June 30, 2011. The reason for the increase in CIEB in recent quarters is our clients’ prolonged inspection and approval period for the project completion and their related administrative processes resulting from the industry-wide weakness experienced in China’s iron and steel industry during recent quarters. However, we believe that this industry-wide weakness is short-term. We anticipate that the ratio of CIEB relative to our total current assets will revert back to comparatively normal levels when the iron and steel industry recovers.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2011 was $589,248 as compared to net cash used in investing activities of $632,450 in the same period of 2010. The cash used in investing activities in the six months ended June 30, 2011 was mainly attributable to the capital expenditures in the purchase of new equipment.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2011 totalled $3.5 million as compared to $2.4 million used in financing activities in the same period of 2010. The cash used in financing activities in the six months ended June 30, 2011 was mainly attributable to the increase in restricted cash during the period.

As a result of the total cash activities, net cash increased $2.4 million from December 31, 2010. We believe that our currently available working capital of $115.6 million, including cash and cash equivalents of $30.6 million, is adequate to sustain our operations at our current level and our normal anticipated growth.

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

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls. As required by Exchange Act Rule 13a-15(b), our management has carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

(b)  Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred in the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, see the section captioned “Contingencies” included in Note 16 — “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements, which is incorporated by reference herein.

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

CHINA FIRE & SECURITY GROUP, INC.

Dated: August 15, 2011	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: August 15, 2011	By:	/s/ Tongzhou Qin
Tongzhou Qin
Chief Financial Officer