Form 10-Q/A
period 2011-06-30
CHINA FIRE & SECURITY GROUP, INC.
filed 2011-09-06
CIK 1271940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE

China Fire & Security Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011, as amended by Amendment No. 1 filed on August 30, 2011 (the “Amended 10-Q”).

The Company is filing this Amendment No. 2 solely for the purpose of revising the cover page to indicate that the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Except as set forth in the immediately preceding sentence, this Amendment No. 2 does not alter or restate any of the information set forth in the Amended 10-Q. In addition, this Amendment No. 2 does not reflect any subsequent events occurring after August 15, 2011, the original filing date of our Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as Exhibits 31.1 and 31.2, respectively, to this Amendment No. 2 on Form 10-Q/A, such certifications allowed to be abbreviated in accordance with published interpretations of the SEC.

Item 6.  Exhibits

Exhibit Number:	Description

31.1+	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Extension Presentation Linkbase Document

+ Filed herewith
* Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 as filed on August 15, 2011.
** Previously filed or furnished as an exhibit to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 as filed on Form 10-Q/A on August 30, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FIRE & SECURITY GROUP, INC.

Dated: September 6, 2011	By:	/s/ Brian Lin
Brian Lin
Chief Executive Officer

Dated: September 6, 2011	By:	/s/ Tongzhou Qin
Tongzhou Qin
Chief Financial Officer